Form 10-Q
period 1996-03-31
CONSOLIDATED STAINLESS INC
filed 1996-05-17
CIK 909726

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996


     [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission File Number 00-22690


                          CONSOLIDATED STAINLESS, INC.

                        State of Incorporation: Delaware

                IRS Employer Identification Number: 59-1669166

                       2170 West State Road 434; Suite 330
                             Longwood, Florida 32779

                                (407) 682-4999

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                   YES  X    NO
                                       ---      ---

         As of May 10, 1996, Consolidated Stainless, Inc. had outstanding 4,305,881 shares of Common Stock, par value $.01 per share.

                                TABLE OF CONTENTS


ITEM                                                                PAGE (S)

                                     Part I

                              Financial Information


1.  FINANCIAL STATEMENTS

    Consolidated Balance Sheets...................................   1  -  2

    Consolidated Statements of Income.............................         3

    Consolidated Statements of Cash Flows.........................         4

    Notes to Consolidated Financial Statements....................         5


2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS  .........................   6  - 11


                                     Part II

                                Other Information


6.  EXHIBITS AND REPORTS ON FORM 8-K  ...........................         12

                                         PART I
                               Financial Information

      ITEM 1.    FINANCIAL STATEMENTS

 CONSOLIDATED STAINLESS, INC. AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS

                                                     03/31/96
                                                   (Unaudited)              12/31/95
                                                  ===================================
ASSETS
CURRENT:
     Cash and cash equivalents                    $   459,914             $   94,319
     Accounts Receivable:
         Trade, less allowance for possible losses
           of $ 73,615 and $100,000                 7,871,021               5,584,943
         Other                                         61,201                  55,202
      Insurance proceeds receivable                   713,366                 804,366
      Due from stockholders                           195,913                 193,806
      Inventories                                  25,549,331              22,281,240
      Refundable income taxes                         151,059                 151,059
      Prepaid expenses                                288,333                 300,681
      Deferred income taxes                           235,500                 235,500
                                                  -----------------------------------
          TOTAL CURRENT ASSETS                     35,525,638              29,701,116

PROPERTY AND EQUIPMENT,  less
    accumulated depreciation and amortization      14,443,532              11,526,318

OTHER ASSETS:
    Deferred financing costs,  less accumulated
         amortization $ 15,045 and $33,271            189,303                  85,938
    Deposits on property and equipment                581,216                 599,127
    Goodwill, less accumulated amortization         3,282,299                       0
    Other                                             308,964                 350,520
                                                  -----------------------------------
       TOTAL OTHER ASSETS                           4,361,782               1,035,585
                                                  -----------------------------------
       TOTAL ASSETS                               $54,330,952             $42,263,019
                                                  ===================================

                See the accompanying notes to the financial statements.

                    CONSOLIDATED STAINLESS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                            03/31/96
                                                           (Unaudited)           12/31/95
                                                       ===================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                         $7,051,720        $6,346,754
     Book overdrafts                                             759,450         3,181,657
     Accrued expenses:
         Payroll and related taxes                               608,452           494,509
         Interest                                                159,202           270,765
         Income taxes                                            194,302           194,302
         Other                                                   325,681            28,837
      Current maturities of long-term debt                     1,145,992           481,550
      Current portion of capital lease obligations               771,905           778,631
                                                       -----------------------------------
               TOTAL CURRENT LIABILITIES                      11,016,704        11,777,005


LONG-TERM DEBT, less current maturities                       28,872,689        17,097,544
LONG-TERM CAPITAL LEASE OBLIGATIONS,
  less current portion                                         1,883,649         2,293,192
DEFERRED RENT                                                     78,238                 0
DEFERRED INCOME TAXES                                            909,720           570,800
                                                       -----------------------------------
          TOTAL LIABILITIES                                   42,761,000        31,738,541

COMMITMENTS AND CONTIGENCIES                                           0                 0

STOCKHOLDERS'  EQUITY:
  Preferred stock $.01 par - shares authorized
    1,000,000; none issued                                             0                 0
  Common stock $.01 par - shares authorized
    15,000,000; issued and outstanding 4,302,881
     and 4,212,181                                                43,029            42,122
  Additional paid-in capital                                   6,986,295         6,300,708
  Retained earnings                                            4,540,628         4,181,648
                                                       -----------------------------------
           TOTAL STOCKHOLDERS' EQUITY                         11,569,952        10,524,478

                                                       ===================================
  TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY                  $54,330,952       $42,263,019
                                                       ===================================

              See the accompanying notes to the financial statements.

                  CONSOLIDATED STAINLESS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended
                                                     03/31/96       03/31/95
                                                   (UNAUDITED)
                                               ================================


SALES                                                 $14,427,228   $11,763,988

COST OF SALES                                          11,263,155     8,219,063
                                               ---------------------------------
              Gross profit                              3,164,073     3,544,925

SELLING,  GENERAL AND ADMINISTRATIVE EXPENSES           1,865,386     1,563,859
                                               ---------------------------------
              Income from operations                    1,298,687     1,981,066

OTHER INCOME (EXPENSES):
  Interest                                               (740,240)     (314,294)
  Other                                                    39,853        32,205
                                               ---------------------------------
                                                         (700,387)     (282,089)
                                               ---------------------------------

               Income before taxes on income              598,300     1,698,977

TAXES ON INCOME                                           239,320       679,590
                                               =================================
NET INCOME                                               $358,980    $1,019,387
                                               =================================


EARNINGS PER COMMON SHARE:
       Primary                                         $     0.08    $     0.23
       Fully diluted                                   $     0.08    $     0.23

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   AND SHARE EQUIVALENTS OUTSTANDING:
        Primary                                         4,718,752     4,344,132
        Fully diluted                                   4,734,508     4,357,326

            See the accompanying notes to the financial statements.

                CONSOLIDATED STAINLESS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

                                                      Three Months Ended
                                                      03/31/96       03/31/95
                                                   ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $358,980     $1,019,387
  Adjustments to reconcile net income to net cash
    used for operating activities:
       Depreciation and amortization                    329,892        218,274
       Loss on disposal of property and equipment             0            113
       Deferred income taxes                            133,920        218,652
       Cash provided by (used for):
          Accounts receivable                          (639,579)    (2,442,934)
          Insurance proceeds receivable                  91,000              0
          Due from stockholders                          (2,107)       (18,407)
          Inventories                                   (37,294)       530,785
          Refundable income taxes                             0        466,165
          Prepaid expenses                               72,425        (66,196)
          Accounts payable                           (1,091,162)    (1,392,258)
          Due to stockholders                                 0        (45,000)
          Deferred rent                                  78,238              0
          Accruals                                        9,510         68,729
                                                   ----------------------------
Net cash used for operating activities                 (696,177)    (1,442,690)
                                                   ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                 (1,391,791)      (259,434)
  Proceeds from the sale of property and equipment            0          6,000
  Acquisition of Flow Components                     (4,093,101)             0
  Increase in other assets                             (158,539)        (9,158)
                                                   ----------------------------
Net cash used for investing activities               (5,643,431)      (262,592)
                                                   ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in book overdrafts                        (2,422,207)             0
  Net proceeds under revolving lines of credit        3,005,688              0
  Net proceeds of long-term debt                      8,847,211      1,940,307
  Repayment of capital lease obligations               (848,671)      (121,991)
  Deferred financing costs                             (116,458)       (20,375)
  Proceeds from exercise of stock options                91,494              0
  Payment of notes payable                           (1,851,854)             0
  Repayments of notes payable to stockholder                  0         (6,346)
                                                   ----------------------------
Net cash provided by financing activities             6,705,203      1,791,595
                                                   ----------------------------

Net increase in cash                                    365,595         86,313

CASH, beginning of period                                94,319         18,456
                                                   ============================
 CASH, end of period                                   $459,914       $104,769
                                                   ============================
[/TABLE]

             See the accompanying notes to the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  -  BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995. The accompanying consolidated financial statements have not been examined by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, to fairly report the Company's financial position and consolidated results of operations. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

In May 1995, the Company announced a 3 for 2 stock split for shareholders of record on May 31, 1995, payable on June 2, 1995. The earnings per share calculations and all share information included in these financial statements have been retroactively adjusted to give effect to the stock split.


NOTE 2  -  SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred long-term debt and capital lease obligations of $409,983 and $326,638 in connection with the purchase of property and equipment during the three months ended March 31, 1996 and 1995, respectively.

                          Consolidated Stainless, Inc.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

Sales for the quarter ended March 31, 1996 were $14,427,228, reflecting an increase of 22.6% from the comparable period in 1995. This increase is primarily a result of the acquisition of Flow Components, Inc. (a Houston-based manufacturer of stainless steel forged flanges) which became effective as of January 1, 1996.

Gross profit as a percentage of sales for the first quarter of 1996 decreased to 21.9%, as compared to 30.1% for the first quarter of 1995. This resulted from a period of declining stainless steel prices, whereas the corresponding period in 1995 was a period of increasing stainless steel prices. As stainless steel prices decline, the Company's profit margin narrows as relatively higher cost inventory is sold. The opposite is true as stainless steel prices increase, which occurred in the first quarter of 1995.

Selling, general and administrative expenses as a percentage of sales remained relatively consistent in the first quarter of 1996 with the comparable period in 1995 as it declined to 12.9% from 13.3%, respectively. Selling, general and administrative expenses increased 19.3% in the first three months of 1996, as compared with the first three months of 1995 due to general business growth.

Interest expense as a percentage of sales increased to 5.1% for the first quarter of 1996 as compared with 2.7% for the first quarter in 1995. This was primarily due to an increase in the level of indebtedness resulting from the financing of the Flow Components' acquisition, and capital improvement projects such as the buttweld fitting operation, the ornamental tubing operation and expansion of the Auburndale manufacturing facility.

Net income decreased to $358,980 for the first quarter of 1996, as compared with $1,019,387 generated during the first quarter of 1995. This decrease is largely attributable to narrower gross profit margins for the first quarter of 1996 as compared to the comparable period in 1995.

Liquidity and Capital Resources
- -------------------------------

Pursuant to the terms of a Stock Purchase Agreement, dated as of September 30, 1995, as subsequently amended (the "Purchase Agreement"), by and among the Company, as Buyer, and James Read Boles, James T. Callier, Jr., William H. Blaney, Jr. and Thomas Reinhart (collectively, the "Stockholders"), on January 23, 1996 (to be effective January 1, 1996) all of the outstanding shares of capital stock of Flow Components, Inc. ("Flow") were sold to the Company. Messrs. Boles, Callier, Blaney, and Reinhart were the only holders of capital stock Flow prior to consummation of the Purchase Agreement. Flow Components is a manufacturer of stainless steel forged flanges, which are used as pipe connectors and are distributed to users of stainless steel pipe.

The Purchase Price for the Flow Components capital stock was $3,650,000 in cash paid to the Stockholders at closing, and the distribution of 70,000 unregistered shares of Company common stock to one of the Stockholders, Mr. Boles, (who was the sole officer and director of Flow Components prior to the closing), certain of which shares he assigned to certain employees of Flow Components at the closing (the "Purchase Price"). Simultaneous with the closing, certain obligations of Flow to the Stockholders, to a corporation affiliated with the Stockholders, or on behalf of such affiliated corporation were paid by the Company with the proceeds of a financing consummated by the Company in order to provide the funds necessary to consummate the Purchase Agreement. At the closing of the Purchase Agreement, in addition to the Purchase Price, the Company paid an aggregate of approximately $2,900,000 to repay certain outstanding Flow Components indebtedness and to purchase certain assets of a corporation affiliated with the Stockholders ("Scarab Trading Corporation"). On April 22, 1996, the Flow Components subsidiary along with the Performance Metals subsidiary were merged into the Company.

On January 22, 1996, the Company and its subsidiaries completed several financing transactions, both to refinance existing revolving credit and leasing line financings, as well as to provide specific financing for the acquisition of Flow Components on January 23, 1996. With respect to such financings, the Company entered into a Revolving Line of Credit and Term Loan Agreement, dated January 22, 1996 (the "Loan Agreement") among the Company, as borrower, and SunTrust Bank, Central Florida, National
                                        - 8 -

Association ("SunTrust"), and SouthTrust Bank of Alabama, National Association ("SouthTrust"), as lenders (collectively, the "Lenders"). Pursuant to the Loan Agreement, the Company is able to borrow up to $17,000,000 as a revolving credit line and $4,500,000 on a term loan basis from the Lenders. The borrowing base for all loans under the Loan Agreement is 85% of qualified accounts receivable and 65% of eligible inventory (subject to a $15,000,000 cap on the value of eligible inventory). Under the Loan Agreement, the maturity date for the term loan shall be the earlier of December 31,1997, or the completion of a public equity offering by the Company. The maturity date for borrowings under the revolving loan is May 31, 1998. The interest rates on all borrowings under the Loan Agreement are variable margins over either the fluctuating prime rate of interest or the fluctuating LIBOR rate. The Loan Agreement contains certain negative covenants to be observed by the Company, as well as certain financial ratios which the Company must maintain.

Borrowings under the Loan Agreement are secured by all of the assets of the Company and its subsidiaries, other than real property and specified equipment already subject to liens in favor of other lenders.

At March 31, 1996, approximately $16.3 million was outstanding under the line of credit owed to the Lenders with an additional $0.3 million reserved for an outstanding letter of credit.

The Company is currently negotiating to amend its revolving credit line under the Loan Agreement by the end of May 1996, to increase its borrowing base and increase the inventory cap.

In addition, on January 22, 1996 the Company also entered into a Loan Agreement with SunTrust (the "Equipment Loan") pursuant to which the Company borrowed approximately $3.9 million on a term loan basis. The proceeds of the Equipment Loan were used to refinance specific items of equipment leased by the Company and Flow Components and for general working capital purposes. The maturity date of the Equipment Loan is February 1, 2001, and the loan is subject to a fixed 11.44% rate of interest. The Equipment Loan is secured by liens on specific items of equipment owned by the Company.

Under the terms of a Master Finance Lease Agreement with SunTrust, dated as of March 13, 1996, the Company financed the approximately $800,000 purchase price of coil slitting machinery which is expected to be fully operational in the third quarter of 1996.

In January 1996, the Company acquired a 78,382 square foot facility on an approximately ten acre site located approximately 10 miles from the Auburndale Facility, in Eaton Park, Florida. Machinery used to manufacture ornamental and structural stainless steel tubing will be operated at this facility. The Eaton Park facility is expected to begin production by June 1996 and become fully-operational in the third quarter of

1996. The Company financed 100% of the $750,000 purchase price of this facility with SouthTrust Bank of Florida, N.A. The 15 year mortgage bears interest at a fixed rate of 225 basis points in excess of the United States Treasury Note on the date the interest rate was initially set, and is re-set every five years.

On April 24, 1996, the Company acquired a 10,000 square foot distribution facility located in Acworth, Georgia, a suburb of Atlanta, in which it currently conducts operations for approximately $300,000. The acquisition resulted from the Company's exercise of its purchase option on this previously leased property. The property was financed for $232,800 over a five year period under the terms of a 15 year amortization with a balloon payment through SunTrust Bank, Central Florida, National Association. The interest rate on this mortgage is fixed at 9% per annum.

                          Consolidated Stainless, Inc.

                           Part II: Other Information




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

      None


(b)  Form 8 - K

      The Company filed a Form 8-K and a Form 8-K/A, dated February 5, 1996 and March 22, 1996, respectively, with respect to its acquisition of Flow Components on January 23, 1996.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             CONSOLIDATED STAINLESS, INC.
                                             ----------------------------
                                                      (Registrant)


Date:  May 15, 1996                           By:  /s/ Ronald J. Adams
      ----------------                            ------------------------
                                                   Ronald J. Adams,
                                                   President
                                                   Chief Operating Officer