Form 10-Q/A
period 1996-03-31
CONSOLIDATED STAINLESS INC
filed 1996-06-26
CIK 909726

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A


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


Date:  June 26, 1996                           By:  /s/ Ronald J. Adams
      ----------------                            ------------------------
                                                   Ronald J. Adams,
                                                   President
                                                   Chief Operating Officer