Form 10-Q
period 1996-06-30
CONSOLIDATED STAINLESS INC
filed 1996-08-16
CIK 909726

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


|_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 00-22690


                          CONSOLIDATED STAINLESS, INC.

                        State of Incorporation: Delaware

                 IRS Employer Identification Number: 59-1669166

                             1601 East Amelia Street
                             Orlando, Florida 32803

                                 (407) 896-4000

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES |X| NO |_|.


     As of August 5, 1996, Consolidated Stainless, Inc. had outstanding 4,435,866 shares of Common Stock, par value $.01 per share.

                                TABLE OF CONTENTS


Item                                                                    Page (s)

                                     Part I

                              Financial Information


1.  FINANCIAL STATEMENTS

       Consolidated Balance Sheets .................................    1  -  2

       Consolidated Statements of Operations .......................          3

       Consolidated Statements of Cash Flows .......................          4

       Notes to Consolidated Financial Statements ..................          5


2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS .........................    6  - 10




                                     Part II

                                Other Information


6.  EXHIBITS AND REPORTS ON FORM 8-K ...............................         11

                                     PART I
                              Financial Information


Item 1.                        Financial Statements

                   CONSOLIDATED STAINLESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                         6/30/96
                                                       (Unaudited)    12/31/95
                                                       -------------------------
ASSETS

CURRENT:
  Cash and cash equivalents                            $   619,010   $    94,319
  Accounts Receivable:
    Trade, less allowance for possible losses
      of $104,289 and $100,000                           7,573,413     5,584,943
    Other                                                  191,031        55,202
  Insurance proceeds receivable                             27,042       804,366
  Due from stockholders                                    219,169       193,806
  Inventories                                           27,005,651    22,281,240
  Refundable income taxes                                  151,059       151,059
  Prepaid expenses                                         292,987       300,681
  Deferred income taxes                                    235,500       235,500
                                                       -------------------------
     TOTAL CURRENT ASSETS                               36,314,862    29,701,116

PROPERTY AND EQUIPMENT,  less
  accumulated depreciation and amortization             16,226,552    11,526,318

OTHER ASSETS:
  Deferred financing costs,  less accumulated
    amortization $29,554 and $33,271                       209,740        85,938
  Deposits on property and equipment                       653,255       599,127
  Goodwill, less accumulated amortization                3,669,403          --
  Other                                                    316,272       350,520
                                                       -------------------------
     TOTAL OTHER ASSETS                                  4,848,670     1,035,585


                                                       -------------------------
     TOTAL ASSETS                                      $57,390,084   $42,263,019
                                                       =========================









             See the accompanying notes to the financial statements.

                   CONSOLIDATED STAINLESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                         6/30/96
                                                       (Unaudited)    12/31/95
                                                       -------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                     $ 7,781,759   $ 6,346,754
  Book overdrafts                                          760,502     3,181,657
  Accrued expenses:
    Payroll and related taxes                              682,057       494,509
    Interest                                               231,551       270,765
    Income taxes                                           194,302       194,302
    Other                                                  331,485        28,837
  Current maturities of long-term debt                   1,263,451       481,550
  Current portion of capital lease obligations             851,601       778,631
                                                       -------------------------
     TOTAL CURRENT LIABILITIES                          12,096,708    11,777,005


LONG-TERM DEBT, less current maturities                 30,079,277    17,097,544
LONG-TERM CAPITAL LEASE OBLIGATIONS,
  less current portion                                   2,005,513     2,293,192
DEFERRED RENT                                               94,678          --
DEFERRED INCOME TAXES                                      903,982       570,800
                                                       -------------------------
     TOTAL LIABILITIES                                  45,180,158    31,738,541

COMMITMENTS AND CONTIGENCIES                                  --            --

STOCKHOLDERS'  EQUITY:
  Preferred stock $.01 par - shares authorized
    1,000,000; none issued                                    --            --
  Common stock $.01 par - shares authorized
    15,000,000; issued and outstanding 4,435,866
    and 4,212,181                                           44,359        42,122
  Additional paid-in capital                             7,617,639     6,300,708
  Retained earnings                                      4,547,928     4,181,648
                                                       -------------------------
     TOTAL STOCKHOLDERS' EQUITY                         12,209,926    10,524,478
                                                       -------------------------
     TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY         $57,390,084   $42,263,019
                                                       =========================






             See the accompanying notes to the financial statements.

                CONSOLIDATED STAINLESS, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                    Three Months Ended                     Six Months Ended
                                                                 6/30/96           6/30/95             6/30/96           6/30/95
                                                                        (UNAUDITED)                           (UNAUDITED)
                                                              -------------------------------       -------------------------------

SALES                                                         $ 12,740,361       $ 12,389,640       $ 27,167,589       $ 24,153,628

  COST OF SALES                                                 10,524,911          8,008,466         21,788,066         16,227,529
                                                              -------------------------------       -------------------------------
          Gross profit                                           2,215,450          4,381,174          5,379,523          7,926,099

  SELLING,  GENERAL AND ADMINISTRATIVE EXPENSES                  1,796,687          1,763,941          3,662,073          3,327,800
                                                              -------------------------------       -------------------------------
          Income from operations                                   418,763          2,617,233          1,717,450          4,598,299

OTHER INCOME (EXPENSES):
  Interest                                                        (647,459)          (343,546)        (1,387,699)          (657,840)
  Other                                                            240,863             34,766            280,716             66,971
                                                              -------------------------------       -------------------------------
                                                                  (406,596)          (308,780)        (1,106,983)          (590,869)
                                                              -------------------------------       -------------------------------

          Income before taxes on income                             12,167          2,308,453            610,467          4,007,430


TAXES ON INCOME                                                      4,867            883,510            244,187          1,563,100
                                                              -------------------------------       -------------------------------
NET INCOME                                                    $      7,300       $  1,424,943       $    366,280       $  2,444,330
                                                              ===============================       ===============================

EARNINGS PER COMMON SHARE:
  Primary                                                     $       0.00       $       0.32       $       0.08       $       0.55
  Fully diluted                                               $       0.00       $       0.31       $       0.08       $       0.54

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND SHARE EQUIVALENTS OUTSTANDING:
    Primary                                                      4,341,959          4,480,616          4,322,420          4,430,385
    Fully diluted                                                4,398,348          4,524,284          4,378,808          4,524,284










             See the accompanying notes to the financial statements.

                   CONSOLIDATED STAINLESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six Months Ended
                                                       6/30/96        6/30/95
                                                    ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $    366,280    $ 2,444,330
  Adjustments to reconcile net income to net cash
      used for operating activities:
    Depreciation and amortization                        698,689        437,413
    Gain on disposal of property and equipment           (23,000)       (14,623)
    Deferred income taxes                                128,182        411,100
    Cash provided by (used for):
      Accounts receivable                               (259,299)    (2,935,025)
      Insurance proceeds receivable                      777,324           --
      Due from stockholders                              (25,363)       (88,320)
      Inventories                                        (39,479)    (3,504,446)
      Refundable income taxes                               --          466,165
      Prepaid expenses                                    68,539          6,366
      Accounts payable                                (1,727,699)       281,353
      Due to stockholders                                   --          (45,000)
      Deferred rent                                       94,678           --
      Accruals                                           136,751        639,105
      Rental deposits                                       --           (4,000)
                                                    ---------------------------
Net cash provided by (used for)
  operating activities                                   195,603     (1,905,582)
                                                    ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                  (3,179,974)      (319,234)
  Proceeds from the sale of property and
    equipment                                             23,000         36,759
  Acquisition of Flow Components                      (4,093,101)          --
  Acquisition of 21st Century, net of
    cash acquired                                       (135,798)          --
  Increase in other assets                              (163,205)       (39,489)
                                                    ---------------------------
Net cash used for investing activities                (7,549,078)      (321,964)
                                                    ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in book overdrafts              (2,421,155)       680,736
  Net proceeds under revolving line of credit          4,456,475           --
  Proceeds from long-term debt                        10,335,282      2,000,000
  Repayments of long-term debt                        (1,614,810)      (114,026)
  Repayments of capital lease obligations             (1,015,181)      (260,343)
  Deferred financing costs                              (151,404)       (20,374)
  Proceeds from exercise of stock options                142,145           --
  Proceeds from exercise of stock warrants               351,898           --
  Repayment of notes payable                          (2,205,084)          --
  Repayments of notes payable to stockholder                --           (6,346)
                                                    ---------------------------
Net cash provided by financing activities              7,878,166      2,279,647
                                                    ---------------------------

Net increase in cash                                     524,691         52,101

CASH, beginning of period                                 94,319         18,456
                                                    ---------------------------
CASH, end of period                                 $    619,010    $    70,557
                                                    ===========================


             See the accompanying notes to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  -  BASIS OF PRESENTATION

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

On April 22, 1996, the Performance Metals and Flow Components subsidiaries were merged into the Company. On June 21, 1996, the Company acquired 21st Century Metals, Inc. as a wholly-owned subsidiary. The final purchase price is based on the final audit of 21st Century Metals, Inc. as of the closing date. The Company estimates the purchase price to be $50,000 in cash and 26,300 shares of Consolidated Stainless, Inc. common stock. For financial statement purposes the "purchase method" of accounting was used.


NOTE 2  -  SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred long-term debt and capital lease obligations of $778,053 and $605,339 in connection with the purchase of property and equipment during the six months ended June 30, 1996 and 1995, respectively.

                          Consolidated Stainless, Inc.

Item 2.              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations

Sales for the three months ended June 30, 1996 were $12.7 million, reflecting an increase of 2.8% from the comparable period in 1995. Sales for the six months ended June 30, 1996 were $27.2 million, resulting in a 12.5% increase from the first six months of 1995. These increases are primarily a result of the acquisition of Flow Components, Inc. (a Houston-based manufacturer of stainless steel forged flanges) which became effective as of January 1, 1996.

Gross profit for the second quarter of 1996 decreased 49.4% to $2.2 million from $4.4 million for the comparable period in 1995. As a percentage of sales, gross profit decreased to 17.4% for the second quarter of 1996 from 35.4% for the comparable period in 1995. These decreases resulted from a period of declining stainless steel selling prices at the same time that the Company's cost of inventory continued to reflect higher average purchase prices that could have been obtained during the period of selling price declines. The corresponding period in 1995 was a period of increasing stainless steel selling prices. As stainless steel selling prices decline, the Company's profit margin narrows as relatively higher cost inventory is sold. The opposite is true as stainless steel selling prices increase, which occurred in the first half of 1995.

Selling, general and administrative ("SG&A") expenses, as a percentage of sales, remained relatively consistent in the second quarter of 1996 with the comparable period in 1995, declining to 14.1% from 14.2%, respectively. SG&A expenses, as a percentage of sales, for the six months ended June 30, 1996 decreased to 13.5% from 13.8% for the first six months of 1995.

Interest expense, as a percentage of sales, increased to 5.1% for the second quarter of 1996 as compared with 2.8% for the second quarter in 1995. Interest expense, as a percentage of sales, for the six months ended June 30, 1996 rose to 5.1% compared to 2.7% for the comparable period of 1995. These increases were primarily due to an increase in the level of indebtedness resulting from the financing of the Flow Components' acquisition, and capital improvement projects such as the buttweld fitting operation, the ornamental tubing operation and expansion of the Auburndale manufacturing facility.

Other income increased almost six-fold to $0.2 million from approximately $35,000 for the quarter ended June 30, 1996 compared to the second quarter of 1995, respectively. Other income for the six months ended June 30, 1996 increased more than three-fold to $0.3 million from $0.1 million for the comparable period in 1995. These increases are primarily due to the Company receiving $0.2 million more in insurance proceeds over the amount originally estimated for a building owned by the Company in New York which was destroyed by fire in 1995.

Net income decreased to approximately $7,000 for the second quarter of 1996, as compared with $1.4 million generated during the second quarter of 1995. Net income for the six months ended June 30, 1996 was $0.4 million as compared to $2.4 million for the six months ended June 30, 1995. These decreases are largely attributable to narrower gross profit margins for the first half of 1996 as compared to the comparable period in 1995.

Liquidity and Capital Resources

On June 18, 1996, the Company amended its Loan Agreement ("Amended Loan Agreement") with SunTrust Bank, Central Florida, National Association ("SunTrust"), and SouthTrust Bank of Alabama, National Association ("SouthTrust"), as lenders (collectively, the "Lenders"), to increase its revolving line of credit loan (the "Loan") from the previous amount of $17,000,000 to $18,000,000 and the inventory cap from $15,000,000 to
$16,000,000. The $4,500,000 term loan with the Lenders remains unchanged. The borrowing base for all loans under the Amended Loan Agreement remains the same at 85% of qualified accounts receivable and 65% of eligible inventory. Under the Amended

Loan Agreement, the maturity date for the term loan shall continue to be the earlier of December 31, 1997, or the completion of a public equity offering by the Company. The maturity date for borrowings under the revolving loan remains at May 31, 1998. The interest rates on all borrowings under the Amended Loan Agreement continue to be variable margins over either the fluctuating prime rate of interest or the fluctuating LIBOR rate. The Loan Agreement contains certain negative covenants to be observed by the Company, as well as certain financial ratios which the Company must maintain.

The Company failed to meet the Total Liabilities to Tangible Net Worth and Funded Net Worth to EBITDA financial ratio covenants in the first quarter of 1996 as set forth in the Loan Agreement. In June 1996, when the Loan Agreement was amended to increase maximum borrowings, these financial covenant ratio requirements were modified and the Lenders waived any default of the Loan Agreement as a result of the Company's prior financial ratio covenant violations.

In the second quarter of 1996, the Company failed to meet the Interest Coverage Ratio covenant as set forth in the Amended Loan Agreement. To date, the Lenders have taken no action to declare the Amended Loan Agreement in default and accelerate the Company's indebtedness as a result of the Interest Coverage
Ratio covenant violation. The Lenders are considering waiving the default of the Amended Loan Agreement as a result of the Company's financial ratio covenant violation.

Borrowings under the Loan Agreement are secured by all of the assets of the Company and its subsidiary, other than real property and specified equipment already subject to liens in favor of other lenders.

At June 30, 1996, approximately $17.5 million was outstanding under the line of credit owed to the Lenders with an additional $0.2 million reserved for outstanding letters of credit.

On June 21, 1996, the Company acquired all of the capital stock of 21st Century Metals, Inc. ("Century"), located in Elk Grove, Illinois, a suburb of Chicago. Century is a master distributor of stainless steel products. The final purchase price is based on the final audit of Century as of the closing date. The Company estimates the purchase price to be $50,000 in cash and 26,300 shares of Consolidated Stainless, Inc. common stock.

                          Consolidated Stainless, Inc.

                           Part II: Other Information




Item 6.  Exhibits and reports on Form 8-K


(a)  Exhibits

     10.1 - First Amendment to Revolving Line of Credit and Term Loan Agreement, dated June 18, 1996 among SunTrust and SouthTrust (the "Lenders") and CSI, as borrower.

     10.2    - $10,800,000 Revolving Credit Note from CSI to SunTrust.

     10.3    - $7,200,000 Revolving Credit Note from CSI to SouthTrust.

     10.4 - Supplement to Subsidiary Guarantee Agreement, dated July 22, 1996 between 21st Century Metals, Inc. and SunTrust.

     10.5 - Supplement to Security Agreement, dated July 22, 1996 between 21st Century Metals, Inc. and SunTrust and SouthTrust.

     10.6 - Supplement to Contribution Agreement, dated July 22, 1996 between 21st Century Metals, Inc. and SunTrust.

     10.7 - Joinder by Subsidiary to Revolving Line of Credit and Term Loan Agreement, dated July 22, 1996 for 21st Century Metals, Inc.

(b)  Form 8 - K

     The Company filed a Form 8-K dated June 21, 1996 with respect to its acquisition of 21st Century Metals, Inc.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CONSOLIDATED STAINLESS, INC.
                                     (Registrant)



Date:  August 13, 1996        By:  /s/ Burton R. Chasnov
                                   ----------------------------
                                   Burton R. Chasnov

                                   Executive Vice President
                                   Chief Financial Officer