Form 10-Q
period 1996-09-30
CONSOLIDATED STAINLESS INC
filed 1996-11-14
CIK 909726

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


                               YES |X|     NO |_|


     As of November 1, 1996, Consolidated Stainless, Inc. had outstanding 4,445,866 shares of Common Stock, par value $.01 per share.

                                TABLE OF CONTENTS


Item                                                                    Page (s)

                                     Part I

                              Financial Information


1.   FINANCIAL STATEMENTS

     Consolidated Balance Sheets.........................................  1 - 2

     Consolidated Statements of Operations...............................      3

     Consolidated Statements of Cash Flows  .............................      4

     Notes to Consolidated Financial Statements  ........................      5


2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS  ............................... 6 - 10




                                     Part II

                                Other Information


6.   EXHIBITS AND REPORTS ON FORM 8-K  ..................................     11

                                     PART I
                              Financial Information


Item 1. Financial Statements

                   CONSOLIDATED STAINLESS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                         09/30/96
                                                      (Unaudited)       12/31/95
                                                      -----------    -----------
ASSETS
CURRENT:
  Cash and cash equivalents                           $   489,758    $    94,319
  Accounts Receivable:
    Trade, less allowance for possible losses
       of $135,541 and $100,000                         6,829,482      5,584,943
    Other                                                 437,645         55,202
  Insurance proceeds receivable                              --          804,366
  Due from stockholders                                   222,534        193,806
  Inventories                                          25,949,552     22,281,240
  Refundable income taxes                                 195,466        151,059
  Prepaid expenses                                        247,485        300,681
  Deferred income taxes                                   235,500        235,500
                                                      -----------    -----------
      TOTAL CURRENT ASSETS                             34,607,422     29,701,116

PROPERTY AND EQUIPMENT,  less
  accumulated depreciation and amortization            16,841,394     11,526,318

OTHER ASSETS:
  Deferred financing costs,  less accumulated
    amortization $46,020 and $33,271                      218,853         85,938
  Deposits on property and equipment                      712,500        599,127
  Goodwill, less accumulated amortization               3,622,495           --
  Other                                                   269,320        350,520
                                                      -----------    -----------
      TOTAL OTHER ASSETS                                4,823,168      1,035,585





                                                      -----------    -----------
TOTAL ASSETS                                          $56,271,984    $42,263,019
                                                      ===========    ===========






             See the accompanying notes to the financial statements.

                     CONSOLIDATED STAINLESS, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                                          09/30/96
                                                       (Unaudited)      12/31/95
                                                       -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                     $ 6,857,446   $ 6,346,754
  Book overdrafts                                          602,933     3,181,657
  Accrued expenses:
    Payroll and related taxes                              340,600       494,509
    Interest                                               235,768       270,765
    Income taxes                                           194,302       194,302
    Other                                                  371,476        28,837
  Due to stockholders                                      568,712          --
  Current maturities of long-term debt                   1,306,935       481,550
  Current portion of capital lease obligations             900,754       778,631
                                                       -----------   -----------
      TOTAL CURRENT LIABILITIES                         11,378,926    11,777,005


LONG-TERM DEBT, less current maturities                 30,133,812    17,097,544
LONG-TERM CAPITAL LEASE OBLIGATIONS,
  less current portion                                   2,022,949     2,293,192
DEFERRED RENT                                              111,117          --
DEFERRED INCOME TAXES                                      720,008       570,800
                                                       -----------   -----------
      TOTAL LIABILITIES                                 44,366,812    31,738,541

COMMITMENTS AND CONTIGENCIES                                  --            --

STOCKHOLDERS'  EQUITY:
  Preferred stock $.01 par - shares authorized
    1,000,000; none issued                                    --            --
  Common stock $.01 par - shares authorized
    15,000,000; issued and outstanding 4,440,866
    and 4,212,181                                           44,409        42,122
  Additional paid-in capital                             7,637,589     6,300,708
  Retained earnings                                      4,223,174     4,181,648
                                                       -----------   -----------
      TOTAL STOCKHOLDERS' EQUITY                        11,905,172    10,524,478

                                                       -----------   -----------
TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY              $56,271,984   $42,263,019
                                                       ===========   ===========






             See the accompanying notes to the financial statements.

                  CONSOLIDATED STAINLESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Three Months Ended                 Nine Months Ended
                                                                    -----------------------------     -----------------------------
                                                                      09/30/96         09/30/95         09/30/96         09/30/95
                                                                    ------------     ------------     ------------     ------------
                                                                             (UNAUDITED)                        (UNAUDITED)
SALES                                                               $ 12,090,743     $ 11,450,979     $ 39,258,332     $ 35,604,607


COST OF SALES                                                         10,489,017        8,418,022       32,277,083       24,645,551
                                                                    ------------     ------------     ------------     ------------
  Gross profit                                                         1,601,726        3,032,957        6,981,249       10,959,056


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           1,415,534        1,688,667        5,077,607        5,016,467
                                                                    ------------     ------------     ------------     ------------
  Income from operations                                                 186,192        1,344,290        1,903,642        5,942,589


OTHER INCOME (EXPENSES):
  Interest                                                              (793,876)        (381,974)      (2,181,575)      (1,039,814)
  Other                                                                   36,732           11,699          317,448           78,670
                                                                    ------------     ------------     ------------     ------------
                                                                        (757,144)        (370,275)      (1,864,127)        (961,144)
                                                                    ------------     ------------     ------------     ------------

        Income (loss) before taxes (benefit) on income                  (570,952)         974,015           39,515        4,981,445


TAXES (BENEFIT) ON INCOME                                               (246,198)         351,200           (2,011)       1,914,300
                                                                    ------------     ------------     ------------     ------------
NET INCOME (LOSS)                                                   $   (324,754)    $    622,815     $     41,526     $  3,067,145
                                                                    ============     ============     ============     ============



EARNINGS (LOSS) PER COMMON SHARE:
  Primary                                                           $      (0.07)    $       0.14     $       0.01     $       0.69
  Fully diluted                                                     $      (0.07)    $       0.14     $       0.01     $       0.67



WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND SHARE EQUIVALENTS OUTSTANDING:
    Primary                                                            4,438,366        4,556,249        4,703,465        4,425,509
    Fully diluted                                                      4,438,366        4,560,484        4,703,465        4,550,684








             See the accompanying notes to the financial statements.

                  CONSOLIDATED STAINLESS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months Ended
                                                     --------------------------
                                                       09/30/96       09/30/95
                                                     ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $     41,526   $ 3,067,145
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
      Depreciation and amortization                     1,177,484       664,224
      Gain on disposal of property and equipment          (23,000)      (14,623)
      Deferred income taxes                               (55,792)      459,300
      Cash provided by (used for):
        Accounts receivable                               238,018    (1,545,618)
        Insurance proceeds receivable                     804,366          --
        Due from stockholders                             (28,728)      (93,827)
        Inventories                                     1,016,620    (9,515,599)
        Refundable income taxes                           (44,407)      466,165
        Prepaid expenses                                  114,041       (50,744)
        Bank overdraft                                       --         407,969
        Accounts payable                               (2,652,012)    1,235,486
        Deferred rent                                     111,117          --
        Accruals                                         (160,498)      852,463
        Rental deposits                                      --          (4,000)
                                                     ------------   -----------
Net cash provided by (used for) operating activities      538,735    (4,071,659)
                                                     ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (3,955,997)     (515,617)
  Proceeds from the sale of property and equipment         23,000        36,759
  Deposits on property and equipment                         --        (238,983)
  Acquisition of Flow Components                       (4,093,101)         --
  Acquisition of 21st Century, net of cash acquired      (135,978)         --
  Increase in other assets                               (187,471)      (24,559)
                                                     ------------   -----------
Net cash used for investing activities                 (8,349,547)     (742,400)
                                                     ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in book overdrafts                          (2,578,724)         --
  Net proceeds under revolving line of credit           4,803,282          --
  Proceeds from long-term debt                         10,394,556     5,735,000
  Repayments of long-term debt                         (1,922,873)     (298,351)
  Repayments of capital lease obligations              (1,190,408)     (401,688)
  Deferred financing costs                               (176,983)      (62,079)
  Deferred public offering costs                             --        (134,940)
  Proceeds from exercise of stock options                 142,145        97,462
  Proceeds from exercise of stock warrants                371,898          --
  Repayments of notes payable                          (2,205,354)         --
  Repayments of notes payable to stockholder                 --          (6,346)
  Due to stockholders                                     568,712       (45,000)
                                                     ------------   -----------
Net cash provided by financing activities               8,206,251     4,884,058
                                                     ------------   -----------

Net increase in cash                                      395,439        69,999

CASH, beginning of period                                  94,319        18,456
                                                     ------------   -----------
CASH, end of period                                  $    489,758   $    88,455
                                                     ============   ===========


             See the accompanying notes to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  -  BASIS OF PRESENTATION

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

On April 22, 1996, the Performance Metals and Flow Components subsidiaries were merged into the Company. On June 21, 1996, the Company acquired 21st Century Metals, Inc. as a wholly-owned subsidiary. The final purchase price is based on the final audit of 21st Century Metals, Inc. as of the closing date. The Company estimates the purchase price to be $50,000 in cash and 26,300 shares of Consolidated Stainless, Inc. common stock. For financial statement purposes the "purchase method" of accounting was used. On October 1, 1996, the 21st Century Metals, Inc. subsidiary was merged into the Company.


NOTE 2  -  SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred long-term debt and capital lease obligations of $1,019,869 and $1,156,817 in connection with the purchase of property and equipment during the nine months ended September 30, 1996 and 1995, respectively.

                          Consolidated Stainless, Inc.

Item 2.              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations

Sales for the three months ended September 30, 1996 were $12.1 million, reflecting an increase of 5.6% from the comparable period in 1995. Sales for the nine months ended September 30, 1996 were $39.3 million, resulting in a 10.3% increase from the first nine months of 1995. These increases are primarily a result of the acquisition of Flow Components, Inc. (a Houston-based manufacturer of stainless steel forged flanges) which became effective as of January 1, 1996, and 21st Century Metals, Inc. (a master distributor of stainless steel products in the Chicago area) which was acquired on June 21, 1996.

Gross profit for the third quarter of 1996 decreased 47.2% to $1.6 million from $3.0 million for the comparable period in 1995. As a percentage of sales, gross profit decreased to 13.2% for the third quarter of 1996 from 26.5% for the comparable period in 1995. These decreases resulted from a period of declining stainless steel selling prices at the same time that the Company's cost of inventory continued to reflect higher average purchase prices than could have been obtained during the period of selling price declines. The corresponding period in 1995 was a period of stability for stainless steel selling prices. As stainless steel selling prices decline, the Company's profit margin narrows as relatively higher cost inventory is sold.

Selling, general and administrative ("SG&A") expenses, as a percentage of sales, decreased to 11.7% in the third quarter of 1996 from 14.7% in the comparable period in 1995. SG&A expenses, as a percentage of sales, for the nine months ended September 30, 1996 decreased to 12.9% from 14.1% for the first nine months of 1995. These decreases can be attributed to executive officers voluntarily waiving the right to receive 0.4 million of 1996 bonuses.

Interest expense, as a percentage of sales, increased to 6.6% for the third quarter of 1996 as compared with 3.3% for the third quarter in 1995. Interest expense, as a percentage of sales, for the nine months ended September 30, 1996 rose to 5.6% compared to 2.9% for the comparable period of 1995. These increases were primarily due to an increase in the level of indebtedness resulting from the financing of the Flow Components' acquisition, and capital improvement projects such as the buttweld fitting operation, the ornamental tubing operation and expansion of the Auburndale manufacturing facility.

Other income for the nine months ended September 30, 1996 increased more than three-fold to $0.3 million from $0.1 million for the comparable period in 1995. This increase is primarily due to the Company receiving $0.2 million more in insurance proceeds over the amount originally estimated for a building owned by the Company in New York which was destroyed by fire in 1995.

The Company incurred a $0.3 million net loss in the third quarter of 1996, as compared with $0.6 million of net income generated during the third quarter of 1995. Net income for the nine months ended September 30, 1996 was approximately $40,000 as compared to $3.1 million for the nine months ended September 30, 1995. These decreases are largely attributable to narrower gross profit margins for the first nine months of 1996 as compared to the comparable period in 1995.

Liquidity and Capital Resources

On June 18, 1996, the Company amended its Loan Agreement ("Amended Loan Agreement") with SunTrust Bank, Central Florida, National Association ("SunTrust"), and SouthTrust Bank of Alabama, National Association ("SouthTrust"), as lenders (collectively, the "Lenders"), to increase its revolving line of credit loan (the "Loan") from the previous amount of $17.0 million to $18.0 million and the inventory cap from $15.0 million to $16.0 million. Additionally, effective August 21, 1996, the Lenders agreed to a temporary three month increase of the inventory cap to $17.0 million. The $4.5 million term loan was reduced to $3.6 million with a portion of the proceeds from a convertible subordinated debt offering which was completed on October 24, 1996. Otherwise, the terms of the agreement with the Lenders remain unchanged. The borrowing base for all loans under the Amended Loan Agreement remains the same at 85% of qualified accounts receivable and 65% of eligible inventory. Under the Amended Loan Agreement, the maturity date for the term loan shall continue to be the earlier of December 31, 1997, or the completion of a public equity offering by the Company. The maturity date for borrowings under the revolving loan remains at May 31, 1998. The interest rates on all borrowings under the Amended Loan Agreement continue to be variable margins over either the fluctuating prime rate of interest or the fluctuating

LIBOR rate. The Loan Agreement contains certain negative covenants to be observed by the Company, as well as certain financial ratios which the Company must maintain.

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

In the second quarter of 1996, the Company failed to meet the Interest Coverage Ratio covenant as set forth in the Amended Loan Agreement. The Lenders have waived the interest coverage violation as of June 30, 1996.

Borrowings under the Loan Agreement are secured by all of the assets of the Company and its subsidiary, other than real property and specified equipment already subject to liens in favor of other lenders.

At October 31, 1996, approximately $16.7 million was outstanding under the line of credit owed to the Lenders.

On June 21, 1996, the Company acquired all of the capital stock of 21st Century Metals, Inc. ("Century"), located in Elk Grove, Illinois, a suburb of Chicago. Century is a master distributor of stainless steel products. The Company purchased Century for $50,000 in cash and 26,300 shares of Consolidated Stainless, Inc. common stock.

Executive officers loaned $0.6 million to the Company in the third quarter of 1996 at an interest rate of 12% per annum and the related promissory notes are due and payable on demand.

On October 24, 1996 the Company issued $2.5 million of convertible subordinated notes to a leading financial institution (the "Holder"). These ten year debentures bear interest at 10.75% per annum, payable quarterly beginning December 31, 1996. At the Company's option, interest payments may be deferred during the first two years. However, interest will accrue at 12.3625% per annum during the deferral period. The debentures are convertible into common stock of the Company at $6.09 per share at any time during the ten year period. Subsequent to conversion, the Holder has piggyback registration rights. Additionally, the Holder may require the Company to register its shares of common stock within 45, 90 or 180 days depending on the circumstances. The Purchase Agreement contains certain negative covenants to be observed by the Company as well as certain financial ratios which the Company must maintain. The Company used $0.9 million of the proceeds from the $2.5 million debenture issue to reduce its term loan to its Lenders from $4.5 million to $3.6 million. The balance of the proceeds were used for working capital purposes.

                          Consolidated Stainless, Inc.

                           Part II: Other Information




Item 6.  Exhibits and reports on Form 8-K


(a) Exhibits

     10.1 - Convertible Subordinated Note Purchase Agreement dated October 18, 1996 among Consolidated Stainless, Inc., as the Company, Harvey B. Adams, Individually, Ronald J. Adams, Individually, and SunTrust Banks, Inc., as the Purchaser.


(b) Form 8 - K

     The Company filed a Form 8-K on August 5, 1996 with respect to its acquisition of 21st Century Metals, Inc. on June 21, 1996.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  CONSOLIDATED STAINLESS, INC.

                                                          (Registrant)



Date:  November 11, 1996                          By: /s/ Burton R. Chasnov
                                                      -----------------------
                                                      Burton R. Chasnov
                                                      Executive Vice President
                                                      Chief Financial Officer