Form 10-K
CONSOLIDATED STAINLESS INC
filed 1997-04-15
CIK 909726

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                to
                                         ---------------  -------------

                         Commission file number 00-22690

                          CONSOLIDATED STAINLESS, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                          59-1669166
 -----------------------------                               ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                             1601 East Amelia Street
                             Orlando, Florida 32803
               --------------------------------------------------
               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code (407) 896-4000
                                                           --------------

       Securities registered pursuant to Section 12(b) of the Exchange Act

 Title of Each Class               Name of Each Exchange of Which Registered
---------------------             ------------------------------------------

        None                                          None
---------------------             -------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
           ----------------------------------------------------------
                                (Title of Class)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days. Yes X   NO
                     ---    ---

         Transitional Small Business Disclosure Format   Yes      NO  X
                                                             ---     ---

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                   ----

         The issuer's net revenues for its most recent fiscal year ended December 31, 1996 were $50,822,978. The aggregate market value of the voting stock held by non-affiliates for the issuer as of March 26, 1997 was
                                  $10,291,164.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

   Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes        NO
                                   ---       ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

   The number of shares outstanding of the registrant's Common Stock, $.01 Par
                 Value, on March 26, 1997 was 4,465,866 shares.

                    Documents incorporated by reference: None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Consolidated Stainless, Inc., (the "Company"), a Delaware corporation, is a manufacturer of welded stainless steel pipe, ornamental and structural tubing, flanges, nipples, buttweld fittings and a distributor of welded and seamless stainless steel pipe, flanges, tubing, fittings, nipples and related products, including those containing exotic alloys used primarily in high-temperature and/or corrosive applications for the chemical and processing industries. Stainless steel products usage has increased significantly in recent years, principally because of the longer life cycle of stainless steel versus carbon steel and the enactment of environmental and health regulations mandating the use of non-corrosive stainless steel products in numerous industries and commercial applications. The Company's stainless steel products are used by a variety of original equipment manufacturers and other industrial and commercial end-users, including citrus and food processing plants, and in the pharmaceutical, petrochemical, pulp and paper processing industries.

     The Company distributes its products on a nationwide basis through regional and local distributors and through certain master distributors who supply such regional and local distributors. The Company also sells directly to original equipment manufacturers, commercial and industrial end-users primarily located in the State of Florida. The Company currently manufactures in excess of 90% of all stainless steel pipe, approximately 85% of ornamental and structural tubing, over 75% of the stainless steel flanges, approximately 75% of stainless steel nipples and approximately 50% of the buttweld fittings that it sells. The Company currently purchases substantially all of its other stainless steel products from third party sources. In addition to its manufacturing facilities, the Company currently maintains seven distribution centers, three in Florida and one in each of the metropolitan areas of Los Angeles, Atlanta, Houston and Chicago.

     The origins of the Company date back to 1973 when its predecessor commenced business in Florida as a broker, and later became a distributor, of stainless steel pipe and other products. In 1992 the Company commenced manufacturing stainless steel pipe on a limited basis in New Jersey, and in August 1994 relocated its manufacturing operations to its facility located in Auburndale, Florida (the "Auburndale Facility"). The Company has since increased the capacity of its Auburndale Facility and is presently manufacturing approximately
1.1 million pounds of stainless steel pipe per month in a variety of lengths and in diameters of one-half inch to ten inches.

     The Company has recently completed the internal expansion and improvement of its existing manufacturing facilities. Since the start of the 1996 fiscal year, the Company has purchased capital equipment and acquired additional space that enables it to: (i) produce stainless steel buttweld fittings, (ii) slit stainless steel coils, thereby reducing the per pound cost of the principal raw material used to manufacture stainless steel pipe (which slitting operation became fully operational in the fourth quarter of the 1996 fiscal year), (iii) increase its production of stainless steel nipples, and (iv) manufacture a full line of ornamental and structural stainless steel tubing in diameters of up to three inches (which production of stainless steel tubing became fully operational in the fourth quarter of the 1996 fiscal year). Furthermore, the Company completed a 20,000 square foot expansion of its Auburndale Facility in the third quarter of the 1996 fiscal year, which expansion gives the Company the ability to produce and finish up to 2.5 million pounds of stainless steel pipe per month at such facility. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures" and "Business - Manufacturing."

     In 1992 a number of related companies controlled by Harvey B. Adams and his brother, Ronald J. Adams, were merged into Gulf Flange and Fittings Corp., a Florida corporation. The Company was renamed Consolidated Stainless, Inc. and was reincorporated in Delaware in 1993.

     Strategic Acquisitions

     In August 1994, the Company acquired all of the capital stock of Performance Metals, a master distributor of exotic alloy steel pipe, fittings and flanges used primarily in high-temperature and/or corrosive applications in the chemical and processing industries. Since its acquisition by the Company, sales of the Performance Metals division have more than tripled to approximately $367,000 per month, as the Company has increased the size and diversity of Performance Metals' inventories and provided it with access to the Company's customer base. On April 22, 1996 the Performance Metals subsidiary was merged into the Company.

     Pursuant to the terms of a Stock Purchase Agreement, dated as of September 30, 1995, as subsequently amended (the "Purchase Agreement"), by and among the Company, as Buyer, and James Read Boles, James T. Callier, Jr., William H. Blaney, Jr. and Thomas Reinhart (collectively, the "Stockholders"), on January 23, 1996 (effective January 1, 1996) all of the outstanding shares of capital stock of Flow Components, Inc. ("Flow Components") were sold to the Company. Messrs. Boles, Callier, Blaney and Reinhart were the only holders of capital stock of Flow Components prior to consummation of the Purchase Agreement. Flow Components is a manufacturer of stainless steel forged flanges, which are used as pipe connectors and are distributed to users of stainless steel pipe. Flow Components is a leading domestic manufacturer of stainless steel flanges and sells such products to many of the same master distributors and regional distributors and service centers which are customers for the Company's stainless steel pipe and nipples. The Company increased Flow Components' sales by making available additional working capital, enabling Flow Components to manufacture flanges from exotic alloys and expanding its distribution of stainless steel flanges through the Company's existing nationwide distribution network. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Purchase Price for the Flow Components capital stock was $3,650,000 in cash paid to the Stockholders at closing, and the distribution of 70,000 unregistered shares of Company common stock to one of the Stockholders, Mr. Boles (who was the sole officer and director of Flow Components prior to the Closing), certain of which shares he assigned to certain employees of Flow Components at the Closing (the "Purchase Price"). Simultaneous with the Closing, certain obligations of Flow Components to the Stockholders, to a corporation affiliated with the Stockholders, or on behalf of such affiliated corporation were paid by the Company with the proceeds of a financing consummated by the Company in order to provide the funds necessary to consummate the Purchase Agreement. At the Closing of the Purchase Agreement, in addition to the Purchase Price, the Company paid an aggregate of approximately $2,900,000 to repay certain outstanding Flow Components indebtedness and to purchase certain assets of a corporation affiliated with the Stockholders ("Scarab Trading Corporation"). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources", for a description of such financing.

     At the closing of the Purchase Agreement, effective January 1, 1996, each of the Stockholders entered into a five-year Non-Competition and Non-Disclosure Agreement in favor of the Company and its affiliates, pursuant to which each of such persons agreed not to compete with the businesses of Flow acquired by the Company pursuant to the Purchase Agreement. In addition, effective January 1, 1996, the Company engaged Mr. Boles to be the General Manager of Flow Components through December 31, 1998, at a base salary of $125,000 through December 31, 1996 (the "Employment Agreement"). Under the Employment Agreement, Mr. Boles's base salary for each of calendar years 1997 and 1998 shall be increased by no less than the cost of living increase for salaried persons in the Houston, Texas area, as reported by the Bureau of Labor Statistics, as measured with respect to 1996 and 1997, respectively. Finally, effective upon the effective date of the Employment Agreement, Mr. Boles received options to acquire 50,000 shares of Company common stock under the Company's employee stock option plan at the fair market value on the effective date of the Employment Agreement ($8.50 per share). A finder's fee was paid in connection with this transaction to First United Equities Corporation in the form of 5-year warrants allowing them to purchase up to 200,000 shares of Company Common Stock at an exercise price of $9.25 per share. 100,000 of the warrants vested immediately upon the closing of the transaction and the second 100,000 vested in stages during 1996.

     For its fiscal years ended December 31, 1993, 1994 and 1995, Flow Components generated net sales revenues of approximately $7.4 million, $7.6 million and $10.4 million, and its income before taxes was approximately $0.4 million, $0.1 million and $0.9 million, respectively. As at December 31, 1995, the total indebtedness of Flow Components was approximately $2.7 million. For the fiscal year ended December 31, 1996, the Company's Flow Components division manufactured flanges and other products which generated sales of approximately $12.0 million. On April 22, 1996, the Flow Components subsidiary was merged into the Company.

     On June 21, 1996, the Company acquired all the capital stock of Twenty-First Century Metals, Inc. ("21st Century"), located in Elk Grove, Illinois, a suburb of Chicago. 21st Century is a master distributor of stainless steel products. The Company purchased 21st Century for $50,000 in cash and 26,300 unregistered shares of the Company's common stock. In the six months since its acquisition by the Company, sales of the 21st Century Metals division have more than doubled to over $300,000 per month. On October 1, 1996, the 21st Century Metals subsidiary was merged into the Company.

     Expansion of Manufacturing Capabilities

     The Company significantly expanded its manufacturing capabilities at a cost of approximately $4.3 million for 1996 in order to purchase the capital equipment and complete development of recently expanded or acquired space to enable it to: (i) produce stainless steel buttweld fittings, (ii) slit stainless steel coils, thereby reducing the per pound cost of the principal raw material used to manufacture stainless steel pipe (which slitting operation became fully operational in the fourth quarter of the 1996 fiscal year), (iii) increase its production of stainless steel nipples, and (iv) manufacture a full line of ornamental and structural stainless steel tubing in diameters of up to three inches (which production of stainless steel tubing became fully operational in the fourth quarter of the 1996 fiscal year). Furthermore, the Company completed a 20,000 square foot expansion of its Auburndale Facility in the third quarter of the 1996 fiscal year, which expansion gives the Company the ability to produce and finish up to 2.5 million pounds of stainless steel pipe per month at such facility. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures" and "Manufacturing."

Overview of the Stainless Steel Pipe and Related Products Industry

     Stainless steel is classified as a steel product containing greater than 10% chromium in an iron-based matrix. Unlike carbon steel, high chromium levels in stainless steel resist many types of corrosion without necessitating additional processing steps, such as applying zinc and other galvanized coatings. Elements such as nickel and molybdenum can be added in different combinations that change the physical properties of stainless steel in order to meet specific performance standards.

     Stainless steel was created in response to a need for materials which would provide better resistance to corrosion than carbon steel. The chromium, nickel and molybdenum elements inherent in stainless steel provide it with unique qualities of resistance to rust, corrosion and heat, high strength, good wear characteristics, natural attractiveness and ease of maintenance. Adding chromium to carbon steel makes it more rust and stain resistant and adding nickel to chromium stainless steel enhances the physical properties and fabrication characteristics of the steel.

     Stainless steel is manufactured in different types, or groups - austenitic, martensitic or ferritic. The unique physical properties of austenitic stainless steel makes it the most popular type of stainless steel in terms of industrial and commercial applications. Because of its wider use, the substantial majority of the end-users of the stainless steel products offered by the Company only require austenitic stainless steel. Accordingly, the Company's manufacturing and distribution activities are limited to austenitic stainless steel products.

     The Company distributes stainless steel pipe, flanges, tubing, fittings, nipples and related stainless steel products. These products are used, among other applications, in the citrus and food processing and handling industry, the pulp and paper processing industries, the pharmaceutical, chemical and petrochemical industries, the pollution control equipment industry and the medical and health equipment industries. In addition, as companies, particularly those in processing and power generation industries, have begun to adapt their current production facilities to new environmental standards or to build new facilities outfitted with the latest technology, demand for stainless steel products has increased.

     Stainless steel pipe is produced in both welded and seamless pipe form. Seamless pipe is produced from stainless steel billets which are extruded and drawn to a final size, whereas welded pipe is formed from flat sheets or coils on pipe mills and welded into a single round shape. The Company only produces welded stainless steel pipe. See "Manufacturing."

     The Company's products are sold on a nationwide basis through regional and local distributors and master distributors. Master distributors customarily carry a full line of stainless steel products and generally stock between a six to twelve month supply of such inventory. They sell such products to regional and local distributors who resell to end-users in specific geographic regions and who usually maintain only a one to two month supply of inventory. Generally larger and more financially stable than many regional and local distributors, master distributors customarily purchase larger volumes of stainless steel pipe and flanges at prices which are lower than those charged to regional and local distributors.

Products

     Set forth below is a brief summary of the type of stainless steel products distributed by the Company.

oPipe - The Company manufactures austenitic welded pipe from stainless steel coils and sells both welded and seamless pipe in a variety of sizes and in diameters ranging from one-half to ten inches. The limited quantities of seamless pipe sold by the Company are made by third party manufacturers from stainless steel billets which are extruded and drawn to final size.

oFittings -    Fittings are devices used to connect two pieces of pipe and/or to control the directional flow of fluids through pipe. The Company purchases for resale and sells a variety of fittings, including buttweld fittings, threaded fittings and socket weld fittings.


oButtweld      Buttweld fittings are a connection between a length of pipe and a
  Fittings -   fitting which are "butted" (or placed alongside of each other)
               and welded together without the fitting having threads, socket, tapered welded neck or other means of conjunction with the pipe.
               Buttweld fittings include elbows, tees, caps, stub ends and reducer fittings. The Company began to manufacture welded buttweld fittings in 1996. See "Manufacturing." Additionally, the Company purchases welded and seamless buttweld fittings from third parties.

oTubing -      Tubing are segments of welded stainless steel produced in square, circular, triangular or rectangular shapes and in a variety of diameters. The Company in 1996 began to manufacture stainless steel ornamental and structural tubing in diameters of up to three inches which are used for decorative purposes, including handrails and boat rails, and to support structures such as chairs, tables and similar items.

oElbows -      Elbows are short pieces of bent pipe which are used to join two other pieces of pipe at acute, right or obtuse angles by means of threads or welding. The Company distributes elbows manufactured by the Company and by third parties.

oNipples -     Nipples are short pieces of pipe, generally from two inches to 24 inches in length, with standard threads at each end. In February
               1996, the Company expanded its existing capacity to manufacture nipples by producing nipples at a second location, its Flow
               Components division production facility in Houston Texas. See
               "Manufacturing."

oT-Fittings -  T-Fittings are produced in the shape of a "T" and used to join three pieces of - pipe by means of threads or welding. The Company distributes T-Fittings manufactured by the Company and by third parties.

oValves -      Valves are fittings which are joined to two pieces of pipe by threads, flange type connections or welding for the purpose of controlling the flow of fluids through the pipe. The Company distributes valves manufactured by third parties.

oExotic        The Performance Metals division sells pipe manufactured at the
Alloys -       Auburndale Facility from alloys with high nickel content,
               designated as C-276 and A-20, and a high grade of stainless steel designated as 317L (collectively, "Exotic Alloys"). The Company also purchases from third parties and resells fittings made from Exotic Alloys.

oFlanges -     Flanges are fittings used to connect pipe segments which may have to be disconnected at some point in the future, and are primarily used in piping systems which transport corrosive fluids. Since the acquisition of Flow Components in January 1996, the Company has manufactured the majority of flanges it distributes.

Manufacturing

     General

     The Company manufactures welded stainless steel pipe at its Auburndale facility, ornamental and structural tubing at its facility in Eaton Park, Florida, stainless steel flanges and nipples at its Houston production facility, and fabricates limited quantities of various custom machined fittings at its fabrication shop in Apopka, Florida. In 1996, the Company significantly expanded its manufacturing capabilities by (i) producing stainless steel buttweld fittings, (ii) slitting stainless steel coils, thereby reducing the per pound cost of the principal raw material used to manufacture stainless steel pipe (which slitting operation became fully operational in the fourth quarter of the 1996 fiscal year), (iii) increasing its production of stainless steel nipples, and (iv) manufacturing a full line of ornamental and structural stainless steel tubing in diameters of up to three inches (which production of steel tubing became fully operational in the fourth quarter of the 1996 fiscal year) at the Company's Eaton Park, Florida facility, which is located approximately 10 miles from the Company's pipe manufacturing facility in Auburndale, Florida (See Item 2, "Description of Properties"). Furthermore, the Company completed a 20,000 square foot expansion of its Auburndale Facility in the third quarter of the 1996 fiscal year, which expansion provides the Company with the capacity to produce and finish up to 2.5 million pounds of stainless steel pipe per month at such facility. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Expenditures." All stainless steel flanges manufactured by the Company are produced at its production facility in Houston, Texas.

     The Company manufactures austenitic welded pipe from stainless steel coils purchased from third party suppliers. Pipe is produced on the Company's nine existing pipe mill machines at the Auburndale Facility. Stainless steel coils of various widths are fed into the pipe mill machines, which bend and form the stainless steel into pipe shapes and then weld the seams. The pipe is then placed in an annealing furnace which heats the pipe to a sufficiently high temperature (approximately 2000 degrees fahrenheit) to cause a change in its molecular structure, thereby recrystallizing the seam or weld and creating a uniform continuous pipe. Certain of the Company's new automated mills contain in-line annealing capabilities which reduce the processing and handling time required to manufacture pipe. Finally, the pipe is placed in a bath of nitric and hydrofluoric acid, a process known as "pickling", to clean the pipe, eliminate burn marks and smooth ridges and rough edges resulting from the milling and annealing process.

     The Company's Auburndale Facility consists of a 102,000 square foot manufacturing plant devoted to the production of stainless steel pipe, nipples and buttweld fittings. The relocation to the Auburndale Facility and the additional manufacturing equipment now located there, resulted in an increase in welded stainless steel pipe production from 750,000 pounds per month to the current 1.1 million pounds per month. The production of buttweld fittings began in March 1996 at the Auburndale Facility. Limited manufacturing operations at the Auburndale Facility commenced in August 1994, with one newly purchased pipe mill in operation. A second pipe mill was acquired and installed in the fourth quarter of 1994, together with four additional pipe mills transferred from the Company's original manufacturing facility. In March 1995, three additional pipe mills from the original manufacturing facility in Dover, New Jersey were retooled and brought on line, bringing the Auburndale Facility to its current full level of operation with nine pipe mills. Following completion in the third quarter of fiscal 1996 of a 20,000 square foot expansion of the Auburndale Facility, the Company believes that such expanded facility provides the Company with the capacity to produce and finish as much as 2.5 million pounds of stainless steel pipe each month.

     In the fourth quarter of fiscal 1996, the Company added slitting machinery to slit up to 60 inch wide stainless steel coils into specific widths required to manufacture stainless steel pipe. In order to manufacture pipe of specific diameters, the Company previously was required to purchase pre-slit stainless steel coils. The addition of a slitter line enables the Company to reduce both production turn-around time and inventory costs by eliminating the necessity of purchasing pre-slit coils. The Company believes that since the implementation of the slitter line the manufacturing cost of welded stainless steel pipe has declined approximately $0.03 per pound. The cost of the slitting machinery was approximately $800,000, and the Company entered into a Master Finance Lease Agreement with SunTrust to finance the purchase of such machinery. See, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company has expanded its fittings manufacturing activities since its relocation to the Auburndale Facility, and the Company either manufactures itself or purchases from third party sources the pipe segments from which it can produce finished buttweld fittings in diameters ranging between one-half and ten inches. In March 1996, the Company commenced manufacturing the stub end components of buttweld fittings at the Auburndale Facility. At that time it also commenced contracting with third parties to perform the bending operations required for elbows and other bent pipe segments prior to annealing and pickling. All finishing operations for buttweld fittings are conducted by the Company at its Auburndale Facility.

     The Company manufactures stainless steel nipples from scrap materials left-over from pipe manufacturing operations. Nipples are manufactured on four nipple machines, two located at the Apopka facility and two located at the Houston production facility (which Houston nipple machines were acquired in 1995 and became operational in February 1996). The Company manufactures nipples in diameters of one-half to four inches.

     In October 1995, the Company purchased for $1.65 million five roll forming, welding and polishing tube mills. On January 5, 1996, the Company purchased for $0.75 million a 76,000 square foot manufacturing facility located in Eaton Park, Florida to house its ornamental and structural tube manufacturing operations. This facility became fully operational in the fourth quarter of 1996. The Company's tube manufacturing operations enable the Company to manufacture square, round and rectangular ornamental and structural stainless steel tubing in diameters of up to three inches. Such tubing is used primarily as table and chair legs and for other decorative and structural purposes. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures."

     The Company, through its acquisition of Flow Components, manufactures flanges from stainless steel forgings. The Flow Components division presently operates 42 lathes, 12 indexing drills and 2 multi-spindle drills for the manufacture of stainless steel flanges. The flanges manufactured are primarily tooled to generic, standardized specifications to fit pipes ranging in diameter from one-half to 40 inches.

Sales and Distribution

     General

     The Company sells stainless steel pipe, ornamental and structural tubing, buttweld fittings, flanges and related stainless steel products to both master distributors and to regional and local distributors. In addition, the Company's strategically located seven distribution centers act as "master distributors" in that they resell to regional and local distributors as well as to unaffiliated master distributors. The Company also supplies stainless steel pipe and other related products directly to end-users primarily located in Florida.

     The Company sells and distributes stainless steel pipe, ornamental and structural tubing, buttweld fittings, flanges and related products from its seven distribution centers located in Apopka, Florida (a suburb of Orlando); Jacksonville, Florida; Auburndale, Florida (in Central Florida); Acworth, Georgia (a suburb of Atlanta); Long Beach California (a suburb of Los Angeles); Houston, Texas and Elk Grove, Illinois (a suburb of Chicago). The Company also sells its ornamental and structural tubing from its manufacturing facility in Eaton Park, Florida. The Company consolidated its three separate office, warehouse and storage facilities in Paramount, California to a single 29,083 square foot facility on approximately a 1.48 acre site in Long Beach, California in March 1996. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures."

     The Company continues to explore opportunities to open additional distribution centers. In 1994 it relocated its Houston and Atlanta distribution centers to larger facilities. In April 1996 the Company exercised its purchase option to acquire the 10,000 square foot facility it had been leasing as its Atlanta distribution center. In addition, as part of its acquisition of Flow Components, the Company assumed that subsidiary's lease of its 56,540 square foot manufacturing and distribution facility in Houston, Texas. See, Item 2, "Properties," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources." In June 1996, the Company acquired a distribution center in the Chicago, Illinois area.

     The Company employs a staff of 40 sales and marketing personnel, who take orders by telephone and make periodic sales calls on established and prospective original equipment manufacturers and industrial and commercial customers. The Company also maintains several independent sales representatives, who call on regional distributors and service centers.

     The Company advertises in magazines and trade publications on a limited basis. The Company generally does not have many long-term contractual arrangements to supply stainless steel products to its customers. Customers generally place orders on an as-needed basis. The Company customarily makes delivery of stock items in inventory on a next-day delivery basis. Pipe manufactured to order is usually shipped within 30 days of ordering.

     In marketing its services, the Company emphasizes its experience in meeting customer requirements for stainless steel products which adhere to strict quality and size specifications, its ability to quickly source and deliver products from its multiple locations in Florida, Georgia, Southern California, Texas and Illinois, and its competitive pricing structure.

     The Company believes that as its availability of capital increases, its increased inventory levels and its strategically located warehouses give it a significant advantage over many competitors due to the Company's ability to fill customer orders in a timely and efficient manner.

Customers

     The Company sells to approximately 2,500 customers, primarily regional and local distributors, and to unaffiliated master distributors. Many of the same distributors and end-users that purchased stainless steel flanges from Flow Components before its acquisition by the Company also use the stainless steel pipe and other related products offered by the Company. The Company also sells Company-manufactured stainless steel pipe directly to certain end-users in the State of Florida, such as food processors, dairy and citrus processors, oil companies, paper mills and other original equipment manufacturers. Following its January 1996 acquisition of Flow Components, the Company commenced the sale of Company-manufactured flanges to a limited number of end-users. Direct end-user customers of Company-manufactured stainless steel pipe and flanges include Tropicana Products, Texaco Incorporated, Unocal Refining and Marketing, Owens & Pridgen, Georgia-Pacific and Coca-Cola Bottling Company. As a result of its acquisition of Flow Components, the Company is currently on the approved list of stainless steel flange manufacturers for Anheuser-Busch and Mobil Oil.

     In 1996, no single customer of the Company accounted for 10% or more of the Company's net sales. The Company was able to obtain consistent raw materials pricing throughout 1994, and the Company was able to maintain competitive, consistent prices on sales to customers during that period. Raw material prices increased substantially during the first six months of fiscal 1995, but the Company was able to pass such raw material price increases on to its customers in the form of increased prices for the finished products sold by the Company. During the second half of 1995 and all of 1996 raw material prices declined, resulting in an eventual $2.5 million inventory writedown in the fourth quarter of 1996. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In furtherance of its commitment to customer service and satisfaction, the Company maintains a small fabrication shop at its Apopka, Florida distribution facility, which is used to customize stainless steel products and to fill specific orders requested by its customers on a timely basis.

Suppliers

     In the first half of 1995, a general rise in demand for stainless steel products resulted in supply shortages and increased coil prices. In the latter half of 1995 and all of 1996, supply not only caught up with demand as demand weakened, but exceeded it. The result was a general price decline for coil. Following a general cut back in coil production as a result of this late 1995 oversupply, and in order to stabilize the market, suppliers have again generally increased coil production to meet increased demand. Prices, however, continued to decline in 1996 due to the competitive pricing of imports.

     During 1996, the Company purchased stainless steel coils from an aggregate of eight domestic and foreign suppliers under open purchase orders and purchase commitments on a quarterly basis. The terms of its purchasing arrangements with its suppliers generally require payment by the Company within 30 days of receipt of each order.

     In 1996, the Company purchased approximately 70% of its stainless steel coils from four foreign suppliers, with one such foreign supplier alone accounting for over 50% of all stainless steel coils purchased.

     The Company believes that its relations with its principal domestic and foreign suppliers of coils are satisfactory, and that there are adequate alternative domestic and foreign sources of supply available to furnish stainless steel coils at competitive prices in the event that it is no longer able to purchase supplies from any of such suppliers in the future.

     The Company's primary sources for forgings in 1996 were foreign suppliers. The largest of these foreign suppliers provided approximately 30% of the Company's forgings and the second largest supplied approximately 20%. The Company believes that its relations with its principal domestic and foreign suppliers of forgings are satisfactory, and that there are adequate alternative domestic and foreign sources of supply available to furnish forgings at competitive prices in the event that it is no longer able to purchase supplies from any of such suppliers in the future.

Competition

     The Company competes for business in the sale of stainless steel pipe and related products with a number of companies, some of which are larger and possess greater financial and other resources than the Company. The basis upon which the Company believes it successfully competes in the distribution of stainless steel products are product price, product availability, rapid delivery and the quality of its sales and marketing personnel.

     Although information is not publicly available regarding the sales of most other producers and distributors of these products, the Company believes that it ranks among the larger domestic distributors. Stainless steel pipe and related commodity products are highly competitive with at least 11 known domestic producers and an unknown number of importers from several different countries. The Company believes that its largest competitors in terms of multi-size stainless steel pipe manufacturing and financial resources are Bristol Metals, Inc., a subsidiary of Synalloy Corporation, Avesta Sheffield, Trent Tube, Davis Pipe, Union Damascus and Felker Brothers.

     Since its acquisition in 1996 of Flow Components, the Company has become one of the largest producers of stainless steel flanges in the United States. Sales of stainless steel products manufactured by the Flow Components division in 1996 were approximately $12.0 million. In 1996, of nine competitors in the United States, six were integrated producers, in that they forged their own flanges as well as finished them. The Company believes that only one of these six, Maass Flange Corporation of Houston, had greater annual sales of self-manufactured flanges than Flow Components in 1996.

     Because of higher labor costs in the United States, domestic forgers have not historically been able to compete effectively with foreign producers of forgings. Accordingly, the Company believes that additional domestic integrated producers will be forced to leave the commodity flange market and concentrate on the niche markets for special alloy flanges manufactured with higher nickel content, since products in these markets have a higher profit margin and can more readily support the cost of domestically forged flanges. Flow Components is one of the two domestic non-integrated finishers of flange forgings with the most substantial market share of commodity stainless steel flanges. All of the other producers with sales of at least $3 million in 1996 are integrated and have begun pursuing niche markets for flanges made from special alloys, as well as for larger size flanges.

Environmental Matters

     The Company's manufacturing operations must meet extensive federal, state and local regulatory standards in the areas of safety, health and environmental controls. Historically, the cost of compliance with these standards has not had a materially adverse effect on the Company's sales, operations or facilities. The Company is not aware of any pending legislation that would have a material impact on the Company's operations. There can be no assurance, however, that such legislation will not be enacted in the future.

     The Company generates acid waste from its pickling process at its Auburndale Facility, which is classified as a hazardous waste under the Federal Resource Conservation and Recovery Act, as amended ("RCRA"), and corresponding Florida law. The Company disposes of all hazardous wastes through licensed transporters within 90 days of generation. The Company knows of no pending or threatened litigation against the Company under RCRA or corresponding Florida environmental laws, and believes that all required environmental permits are current.

     By reason of their 1992 lease of the Dover Facility and sale of related machinery to the Company, the owners of the Dover Facility and the former occupant of the Dover Facility (collectively referred to as the "Dover Owners"), are required to comply with the provisions of the New Jersey Industrial Site Recovery Act, as amended ("ISRA"). The Dover Owners have conducted soil sampling at the Dover Facility as required by the New Jersey Department of Environmental Protection, and have removed five underground storage tanks that contained petroleum products, contaminated soils and floor drains. In June 1993, the Dover Owners entered into an indemnity agreement with the Company pursuant to which the Dover Owners have agreed to undertake, at their sole expense, all necessary remedial action and to indemnify the Company for any noncompliance with ISRA.

     No assurance can be given that if the Dover Owners fail to complete remediation under ISRA, legal action will not be initiated against the Company and that the costs of defending any such legal action would not be material. However, in the opinion of management and legal counsel, any violations by the Dover Owners' of ISRA prior to the Company's occupancy of the Dover Facility would not result in liability to the Company, and the Company would not be liable for any costs of the Dover Owners remedial activities under ISRA. Management of the Company believes that the assets of the Dover Owners are sufficient to discharge any liabilities to the Company under the indemnification agreements.

     The Company has agreed to indemnify the Dover Owners for any losses or liability resulting from violations of environmental regulations and laws in connection with the Company's use, occupancy and operation of the Dover Facility. In such connection, and by reason of its cessation of operations at the Dover Facility, the Company is required to comply with the provisions of ISRA. The Company has submitted its initial notice forms to the New Jersey Department of Environmental Protection. As the remediation being conducted by the Dover Owners is not yet complete it is not known whether, or to what extent, such agency may require the Company to conduct sampling or remediation at the Dover Facility. However, in light of the extent of remediation and sampling undertaken by the Dover Owners, the Company does not believe that further significant sampling or remediation will be required.

     Flow Components uses a coolant for its drills and lathes, hydraulic oil for its heavy machinery, waylube for its lathes and motor oil for its vehicles. The coolant is largely burned off in the process of machining and is recycled to the extent feasible. Waste coolant and other wastes from these fluids and lubricants are removed from the premises for disposal by licensed transporters within 90 days of being generated.

     Prior to moving to its present facilities and for a period of approximately three years, Flow Components leased premises located at 9011 Sheldon Road in Houston (the "Sheldon Road Property"). After Flow Components vacated the premises, the landlord of the Sheldon Road Property engaged a private firm to undertake an environmental site assessment of the Sheldon Road Property and make recommendations for any clean-up or remediation such firm deemed appropriate. Flow Components has implemented all of the recommendations of such firm's environmental site assessment and management believes that it has fully complied with all of its obligations with respect to remediation of the Sheldon Road Property. There can be no assurance, however, that Flow Components will not be required at some future date to undertake further remediation or be subject to claims for environmental contamination allegedly arising in connection with its use of the Sheldon Road Property.

     Flow Components leases its current facilities at 5301 Polk Street from Baker Hughes Oilfield Operations, Inc., a corporation affiliated with the former occupant, Hughes Tool Company, which was, for many years, engaged in the manufacture of bits, drills and similar industrial machine products on or around the property. The landlord has advised Flow Components that it reasonably believes disposal of oil laden sand from a prior occupant's foundry operations has contaminated an upper potential water bearing zone below the surface of a portion of the Polk Street property, and that surface water passes through an enclosed pipe under a building on the property. The landlord has indemnified Flow Components from any liability with respect to such contamination and with respect to any other toxic or hazardous substances, except those released by Flow Components, and has agreed to undertake whatever remedial action is required by applicable environmental law with respect to any toxic or hazardous substances which are not the responsibility of Flow Components. Management of the Company believes that it is adequately protected from liability for environmental remediation on such premises arising from activities engaged in by prior occupants, but there can be no assurance that such will be the case.

     Management of the Company believes that the Company's operations and its facilities are in material compliance with all applicable federal, state and local environmental laws and regulations, all required consents are current and the Company's hazardous waste management practices minimize the potential for release of hazardous substances into the environment. The Company has not experienced any significant environmental regulatory problems in the past, and to date the Company has not been subject to any significant fines, penalties or other liabilities under such laws and regulations. However, no assurance can be given that future changes in such laws, regulations or interpretations thereof, as well as in the nature of the Company's operations, will not have a materially adverse impact on the Company.

Employees

     As of March 26, 1997, the Company employed 309 full-time employees, of which approximately 139 are in production, 70 are in warehouse and customer service, 40 are in sales and marketing, 56 are clerical and administrative and four are executive officers. The Company's employees are not represented by any labor union. The Company believes that relations with its employees are good.

Safety

     The Company has established and seeks to maintain appropriate safety standards and policies for its employees. To encourage plant safety, training sessions are held upon commencement of employment and periodically thereafter.

         In addition, outstanding safety records are rewarded. All employees are drug tested upon hiring and at random thereafter.

ITEM 2. DESCRIPTION OF PROPERTIES

     The following table sets forth information as to each of the properties which the Company leases:


Location and Use                                    Lessor              Expiration Date           Annual       Square    Purchase
----------------                                    ------              ---------------           ------       ------    --------
                                                                                                Rental (1)      Feet      Options
                                                                                                ----------      ----      -------

3511 Walnut Street                            Michael & Barbara             4/30/97              $51,600       27,500       No
Jacksonville, Florida                         Sigmon(2)
(industrial metals
warehouse and offices)

1914 S. Orange Blossom Trail                  R & H Partners(3)             4/30/97               62,400       12,000       No
Apopka, Florida
(suburban Orlando, Florida)
(industrial metals
warehouse & office)

2201 Old Highway 60                           Harvey Adams(3)               4/30/97               56,760        5,000       No
Mulberry, Florida
(industrial metals
warehouse)

1601 East Amelia Street                       Burton and Barbara         month-to-month           33,638        4,500       No
Orlando, Florida                              Chasnov (4)
(executive offices)

301 Garden Oaks                               Lucy Billingsley              12/31/97              50,637       22,093       No
Houston, Texas
(office and warehouse)

5301 Polk Street                              Baker Hughes                 11/30/2010            150,335       78,752       No
No. 8, 120 and No. 10                         Oilfield Operations,
Houston, Texas                                Inc.
(manufacturing facility, office and
warehouse)

240 Eisenhower Lane North                     LaSalle                       5/30/00               87,370       20,000       No
Lombardi, Illinois                            National Bank
(office and warehouse)


----------
(1) All leases are on a "net, net" basis which requires the Company to pay its pro-rata share of all utilities, heat, air conditioning, taxes and other charges assessed against the leased premises. Annual rental figures shown exclude sales taxes, if any.

(2) Michael and Barbara Sigmon are minority stockholders of the Company beneficially owning in the aggregate 1.1% of its outstanding Common Stock and manage the Jacksonville, Florida distribution center. Mr. Sigmon is a Vice President of the Company. See Item 11, Executive Compensation - Compensation Committee Interlocks and Insider Participation."

(3) R&H Partners is a partnership consisting of Harvey B. Adams and Ronald J. Adams. Such persons are the principal stockholders, senior executive officers and directors of the Company. See, Item 10, "Directors and Executive Officers of the Registrant" and Item 11, "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

(4) Burton Chasnov is an executive officer of the Company. See Item 10, "Directors and Executive Officers" and Item 11, "Executive Compensation - Compensation Committee Interlocks and Inside-Participation."

     The Company's principal manufacturing operations are conducted at its 102,000 square foot Auburndale Facility, located on eight acres in Auburndale, Florida. In the second quarter of the 1996 fiscal year, the Company completed a 20,000 square foot expansion of the Auburndale Facility. In January 1996, the Company acquired a facility located in Eaton Park, Florida, approximately 10 miles from the Auburndale Facility, in which the Company manufactures ornamental and structural stainless tubing. See, Item 1, "Business- Manufacturing."

     In December 1995, the Company acquired a 29,083 square foot facility on an approximately 1.48 acre site located in the Los Angeles metropolitan area in order to consolidate its three existing office, warehouse and storage facilities in Paramount, California. All of those operations are now located in this facility. The Company financed $855,000 of the $1,140,000 purchase price with the seller, United Services Life Insurance Company. The 15 year mortgage bears interest at a fixed rate of 8% per annum. In March 1996, the Company exercised its option to purchase for approximately $300,000 the 10,000 square foot distribution facility located in Acworth, Georgia, a suburb of Atlanta, that is currently occupied by the Company. The property was acquired with a $232,800 purchase money mortgage provided by SunTrust Bank, Central Florida, National Association. This mortgage has a fixed interest rate of 9% per annum and is being amortized over a 15 year period with a balloon payment due after five years.

     The Company also owns a 5,000 square foot warehouse/storage facility in Mulberry, Florida in addition to its Auburndale Facility.

ITEM 3. LEGAL PROCEEDINGS

     Except for the claims identified below, which the Company believes are without merit, the Company believes there are no pending legal proceedings in which the Company or its property is a party, or to which the Company or its property is subject, which may have a material adverse effect on the results of operations or financial position of the Company.

     In 1994, a former employee filed suit against Flow Components in the District Court of Harris County, Texas for hip and knee injuries allegedly sustained during his employment in 1992 which he claims prevented him from working for approximately nine months thereafter. The complaint demands damages aggregating approximately $5.0 million. The plaintiff recently has offered to settle the lawsuit for approximately $81,000. The Company believes the plaintiff's claims are without merit and that the damage demands bear no relation to any injury allegedly sustained. The Company has elected to defend this claim and subsequently counter-offered an $8,000 settlement.

     In 1996, another former employee of Flow Components filed suit in the District Court of Harris County, Texas, in connection with an eye injury allegedly sustained in 1994 while operating a lathe. The complaint demands damages for lost wages and physical impairment in an unspecified amount. The plaintiff recently has offered to settle the lawsuit for approximately $225,000. Despite paying for the employee's medical and disability costs, management of the Company believes that any injury sustained was solely due to the negligence of the employee and that his claims are without merit. The Company has elected to defend this claim, while at the same time attempt to effect a settlement of the litigation. The matter is set for mediation on April 15, 1997.

     Prior to November 1994 when the above-referenced incidents allegedly occurred, Flow Components (which was not owned by the Company) did not carry worker's compensation insurance. As a result, the Company is contingently liable for the full amount of any damages awarded in connection with any claims of negligence on its part which caused or contributed to injuries sustained by employees prior to such date. The Company is not indemnified by the former stockholders of Flow Components for any losses that may be incurred as a result of these or other contingent liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market for trading the Company's securities is the NASDAQ National Market System. The following is a table that lists the high and low selling prices for shares of the Company's Common Stock on the NASDAQ National Market System during the periods identified:

                                                                   High    Low
                                                                   ----    ---
Fiscal year 1993

     Fourth Quarter (commencing November 9, 1993)................. $4.42   $3.29

Fiscal year 1994

     First Quarter................................................. 6.58    3.50

     Second Quarter................................................ 5.42    4.00

     Third Quarter................................................. 5.00    3.75

     Fourth Quarter................................................ 5.92    4.25

Fiscal year 1995

     First Quarter................................................. 6.58    5.08

     Second Quarter............................................... 11.88    6.08

     Third Quarter................................................ 14.50   10.13

     Fourth Quarter............................................... 12.75    8.00

Fiscal year 1996

     First Quarter................................................ 12.63    8.38

     Second Quarter............................................... 12.13    7.00

     Third Quarter................................................. 8.50    4.63

     Fourth Quarter................................................ 6.13    3.63

     On March 26, 1997, the last sale price of the Common Stock was $4.00 as reported on Nasdaq, and the Company estimates that it had 64 stockholders of record and over 750 beneficial holders of its stock.

Dividend Policy

     In the foreseeable future, the Company intends to retain earnings to assist in financing the expansion of its business. In addition, the credit agreements between the Company and its commercial lenders prohibit the payment of dividends without the permission of such lenders. In the future, the payment of dividends by the Company on its Common Stock will also depend on its financial condition, results of operations and such other factors as the Board of Directors of the Company may consider relevant. The Company does not currently intend to pay dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Company. The financial statements as of December 31, 1996 and for each of the years in the five-year period ended December 31, 1996 have been audited by BDO Seidman, LLP.


                                                           Year Ended December 31,
                                              1992      1993      1994(2)      1995       1996(1)
                                             ------    ------    --------     ------     --------
                                                   (In thousands, except per share amounts)

Statement of Operations Data:
Sales                                      $ 25,190   $ 26,135   $ 28,099    $ 45,518   $ 50,823
Net income (loss)                               110        482       (312)      2,655     (2,749)
Earnings (loss) per share(3)                   0.04       0.18      (0.07)       0.60      (0.63)
Weighted average number of common shares
  and share equivalents outstanding(3)        2,453      2,663      4,181       4,460      4,385



                                                                 December 31,
                                              1992       1993       1994       1995      1996(1)
                                             ------     ------     ------     ------     --------
                                                                (In thousands)

Balance Sheet Data:
Working capital                            $  1,388   $  6,835   $  9,289    $ 17,924   $ 16,734
Total assets                                 12,980     14,955     24,844      42,263     51,252
Short-term debt and bank overdraft(4)         2,285        487        711       1,260      5,851
Long-term debt(4)                             1,096      3,131      9,680      19,391     28,730
Stockholders' equity                          3,729      7,800      7,707      10,524      9,218


(1) Includes financial data of Flow Components and 21st Century using the purchase method of accounting from the date of acquisition of January 1, 1996 and June 21, 1996, respectively.

(2) Includes expenses incurred in connection with the relocation and set-up of the Company's manufacturing operations from New Jersey to the Auburndale Facility, of which $1,775,000 is included in cost of sales in 1994.

(3) As adjusted to reflect a 3-for-2 stock split and a 150-to-1 stock split approved by the Board of Directors in May 1995 and November 1993, respectively.

(4)  Includes capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

     The Company, which was organized initially as a broker and then as a distributor of stainless steel products, made a strategic decision in 1992 to become a manufacturer of stainless steel pipe and other related products sold on a nationwide basis to local and regional distributors, master distributors and to end-users principally in Florida. The establishment of manufacturing operations at the Auburndale Facility has enabled the Company to currently manufacture 1.1 million pounds of stainless steel pipe per month in diameters from one-half to ten inches, representing less than 50% of that plant's potential production capacity. In August 1994, the Company acquired Performance Metals, in January 1996 it acquired Flow Components and in June 1996 it acquired 21st Century Metals. The Performance Metals acquisition expanded the Company's product line to include exotic alloy items, the Flow Components acquisition makes the Company one of the leading domestic manufacturers of stainless steel flanges and the 21st Century Metals acquisition gives the Company its first distribution outlet in the Midwest.

     The Company significantly expanded its manufacturing capabilities at a cost of approximately $4.3 million in 1996. Such capital expenditures were incurred in order to purchase capital equipment and to up-fit and develop the 20,000 square foot expansion space at the Auburndale Facility and the newly-acquired Eaton Park, Florida facility. This enabled the Company to increase its stainless steel pipe finishing capacity, to begin its production of stainless steel nipples at its Houston production facility, to commence manufacture of stainless steel buttweld fittings at the Auburndale Facility, and to commence manufacturing a full line of ornamental and structural stainless steel tubing in diameters of up to four inches. See "Capital Expenditures."

     A key factor in the Company's ability to achieve and maintain profitability will be its ability to make opportunistic purchases of inventories of stainless steel coils and other stainless steel products in order to stock sufficient quantities and varieties of inventory to accommodate the short lead times and just-in-time delivery requirements of its customers. Purchases of stainless steel coils (the principal raw materials used in the manufacture of stainless steel pipe) and other stainless steel products the Company distributes are driven by considerations of price, quality and availability of supply. Similar factors affect the Company's purchases of stainless steel forgings, the principal inventory items used to fabricate and finish stainless steel flanges. Prevailing prices which the Company pays for inventories are directly related to the demand for finished stainless steel products. Accordingly, in 1996, a period in which supply exceeded demand for stainless steel pipe and other related products, including exotic alloy steel, prevailing prices for coils, forgings, exotic alloys and other raw materials steadily declined throughout the year.

     The Company made extensive inventory purchases in the fourth quarter of 1994 and during the 1995 fiscal year, in anticipation of rising prices and increased customer demand.

     Such purchases, however, extended the Company to the limits of its line of credit and impeded liquidity on a short-term basis. As a result, in December 1995, the Company obtained a $5.0 million increase in the maximum availability under its revolving credit agreement with SunTrust, and in January 1996 refinanced its revolving credit agreement with SunTrust and SouthTrust as lenders. The refinanced revolving credit agreement maintained the maximum availability of borrowings under the revolving credit agreement at $17.0 million. Concurrently, in January 1996 the Company entered into an additional term loan with SunTrust alone of approximately $3.9 principal amount, and with SunTrust and SouthTrust together as participants in a separate $4.5 million principal term loan, the proceeds of which loans were used to pay the purchase price for the Flow Components acquisition, to retire certain outstanding indebtedness of Flow Components, to repay the balance of scheduled payments remaining under certain equipment leases for which the Company was obligated and to provide working capital for the Company. See"-Liquidity and Capital Resources-Debt Financings."

     In 1996, stainless steel prices were declining. Therefore, profit margins deteriorated on manufactured items (due to lead times necessary to produce the finished product) and even more so on items not immediately sold, but instead placed in inventory for future sale. As a result, the Company wrote down inventory by approximately $2.5 million as of December 31, 1996, to the lower of cost or market. See "-- Results of Operations".

     In addition, the acquisition of Flow Components, 21st Century Metals and the expansion of manufacturing operations put more pressure on working capital needs. On June 18, 1996, the Company increased the maximum availability of borrowings under the revolving credit agreement to $18.0 million. On October 24, 1996, the Company issued $2.5 million of convertible subordinated debentures to SunTrust Banks, Inc. On March 13, 1997, the Company increased its borrowing capacity by $3.4 million by replacing its former $18.0 million revolving line of credit and $3.6 million term loan facility with Suntrust and SouthTrust with a $25.0 million revolving line of credit with Mellon Bank.

Results of Operations

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items of the Company bear to its net sales.

                                                       Year Ended December 31,
                                                       -----------------------
                                                      1994       1995      1996
                                                      ----       ----      ----

Net sales ........................................    100.0%    100.0%    100.0%

Cost of Sales ....................................     79.6      70.9      84.0
Inventory write-down .............................      --        --        4.9
                                                       ----      ----      ----
Gross profit .....................................     20.4      29.1      11.1
Selling, general and administrative expenses .....     20.1      15.4      13.9
                                                       ----      ----      ----
Operating income (loss) ..........................      0.3      13.7      (2.8)
Cost of abandoned public offering ................      --       (1.2)      --
Interest expense .................................     (2.9)     (3.2)     (5.9)
Other income .....................................      0.9       0.3       0.6
                                                       ----      ----      ----
Income (loss) before income taxes ................     (1.7)      9.6      (8.1)
                                                       ====      ====      ====

     Twelve months ended December 31, 1996 compared to the twelve months ended December 31, 1995.

     Sales for the twelve months ended December 31, 1996 were $50.8 million as opposed to $45.5 million for the comparable twelve month period in 1995, resulting in an 11.7% increase from the twelve months of 1995. These increases are primarily a result of the acquisitions of Flow Components, Inc. (a Houston-based manufacturer of stainless steel forged flanges), effective as of January 1, 1996, 21st Century Metals, Inc. (a master distributor of stainless steel products in the Chicago area) on June 21, 1996, and the operation of the structural and ornamental tube facility in the fourth quarter of 1996. The Company's sales would have been even higher had import pressures not reduced selling prices by approximately 35% during 1996.

     Gross profit for the twelve months ended December 31, 1996 decreased 57.5% to $5.6 million from $13.2 million for the comparable period in 1995. As a percentage of sales, gross profit decreased to 11.1% for the twelve months ended December 31, 1996 from 29.1% for the comparable period in 1995. These decreases caused the Company to write-down the value of its inventory by more than $2.5 million in the fourth quarter of 1996, to the lower of cost or market. In the corresponding period of 1995, stainless steel selling prices were increasing in the first six months of the year, allowing for higher gross profit margins before beginning their decline in the last six months of the year. As stainless steel prices declined in 1996, profit margins narrowed as relatively higher cost inventory was sold at prices that were lower than in 1995.

     For the twelve months ended December 31, 1996, selling, general and administrative expenses increased 1.1% to $7.1 million from $7.0 million for the twelve months ended December 31, 1995. However, for the twelve months ended December 31, 1996, selling, general and administrative expenses as a percentage of sales decreased to 13.9% from 15.4% for the comparable period in 1995. This percentage decrease can be attributable to approximately a $0.5 million reduction in executive officer bonuses and the increase in sales from the 1996 acquisitions of Flow Components and 21st Century Metals. In addition, selling, general and administrative expenses increased in 1996 as a result of costs necessitated by the integration of Flow Components, 21st Century and the structural and ornamental tubing manufacturing activities with the Company's existing operations.

     Interest expense for the twelve months ended December 31, 1996 increased 102.1% compared with the comparable period in 1995. For the twelve months ended December 31, 1996 and 1995, interest expense as a percentage of sales was 5.9% and 3.2%, respectively. This increase was primarily due to an increase in the level of indebtedness resulting from financing the Flow Components acquisition, and from capital improvement projects such as the buttweld fittings operation, the ornamental and structural tubing operation and the expansion of the Auburndale manufacturing facility.

     As a result of the foregoing factors, the net loss for the twelve months ended December 31, 1996 was $2.7 million, as compared with a net income of $2.7 million for the comparable period in 1995. This decrease is attributable to narrower gross profit margins resulting from declining stainless steel selling prices and increased interest expense from additional indebtedness as described above.

Twelve months ended December 31, 1995 compared to the twelve months ended December 31, 1994.

     Sales for the twelve months ended December 31, 1995 were $45.5 million as opposed to $28.1 million for the comparable twelve month period in 1994, resulting in an 62.0% increase from the twelve months of 1994. This was largely attributable to the relocation of the Company's manufacturing operations from Dover, New Jersey to Auburndale, Florida. Since completing its relocation to the Auburndale Facility in the fourth quarter of 1994, the Company in 1995 increased the number of pounds of stainless steel pipe it manufactured and sold from approximately 750,000 pounds per month to approximately 1.4 million pounds per month. Other factors, such as weather-related problems in the Northeast during the first quarter of 1994 and increases in 1995 in the selling prices for stainless steel products also contributed to the rise in sales but to a smaller degree. In the twelve months ended December 31, 1995, prices charged by the Company for stainless steel pipe and related products rose by approximately 15% over prices charged in the corresponding period in 1994.

     Gross profit for the twelve months ended December 31, 1995 increased 130.9% to $13.2 million from $5.7 million for the comparable period in 1994. As a percentage of sales, gross profit increased to 29.1% for the twelve months ended December 31, 1995 from 20.4% for the comparable period in 1994. These increases were a result of approximately $1.8 million in relocation and set-up costs charged to cost of sales for the twelve months ended December 31, 1994 and a stainless steel price increase in 1995.

     For the twelve months ended December 31, 1995, selling, general and administrative expenses increased 23.9% to $7.0 million from $5.6 million for the twelve months ended December 31, 1994. This increase was primarily due to costs incurred in seeking potential acquisitions and increases in executive compensation, insurance costs and other growth factors affecting the Company. However, as a percentage of sales, for the twelve months ended December 31, 1995, selling, general and administrative expenses as a percentage of sales decreased to 15.4% from 20.1% for the comparable period in 1994. These percentage decreases were attributable to the increase in sales from the expanded manufacturing operations due to the relocation to Auburndale, Florida.

     Interest expense for the twelve months ended December 31, 1995 increased 81.0% compared with the comparable period in 1994. This increase was primarily due to an increase in the level of indebtedness as the result of the costs of financing capital improvements, including additional machinery and equipment purchases for the Auburndale Facility, as well as financing additional working capital growth, primarily inventory purchases. For the twelve months ended December 31, 1995 and 1994, interest expense as a percentage of sales was 3.2% and 2.9%, respectively.

     As a result of the foregoing factors, net income for the twelve months ended December 31, 1995 was $2.7 million as compared with a net loss of $0.3 million for the comparable period in 1994. This change to profitability was primarily a result of substantial sales growth and increased gross profit resulting from the Company's increased manufacturing capacity and increases in stainless steel prices in 1995, as compared with the costs of relocation and set-up at the Auburndale Facility in 1994.

Liquidity and Capital Resources

     General

     In order to implement its expansion program, the Company has incurred significant expenditures since 1992 in connection with its lease and subsequent purchase of manufacturing facilities, the acquisition of capital equipment and the purchase of significant inventories of stainless steel coils as well as finished stainless steel items for distribution. Although less sensitive to cyclical swings than the carbon steel industry, there is a direct relation between end-user demand for stainless steel products and the prices which suppliers charge the Company and other producers and distributors of stainless steel products for their raw materials and inventories. Additionally, competitive import pricing and the volume of stainless steel imported from overseas contribute to cyclical swings. The Company's expansion of its physical resources and significant inventory purchases were made in anticipation of increased demand for stainless steel products. Such expansion has impacted liquidity and capital resources.

     In November 1993, the Company completed an initial public offering of 1,725,000 shares of Common Stock and received net proceeds of approximately $4.3 million. In July 1994, the Company obtained a $6.0 million maximum revolving credit facility from one of its commercial lenders which it subsequently increased to a maximum of $12.0 million. The Company subsequently increased this revolving credit facility to a maximum of $17.0 million in December 1995, and refinanced this revolving credit facility without increasing the maximum availability thereunder (in conjunction with another lender) in January 1996. The Company further increased the maximum availability under this credit facility in June 1996 to $18.0 million. In January 1996, the Company also obtained term loans in the aggregate principal amount of approximately $8.4 million. The Company has also financed portions of its capital equipment additions for the Auburndale Facility, as well as the acquisition of ornamental tubing mills for operation at the Eaton Park, Florida facility, through equipment lease credit lines or additional term loans secured by the equipment financed. On October 24, 1996 the Company issued $2.5 million of convertible subordinated debentures with SunTrust Banks, Inc. On March 13, 1997, the Company increased its borrowing capacity by $3.4 million by replacing its $18.0 million revolving line of credit and $3.6 million term loan facility with a $25.0 million revolving line of credit with Mellon Bank. See "Debt Financings" below. The receipt of the net proceeds from its initial public offering, its expanded credit facilities, term loans, capital leases and internally generated cash flow, all contributed to the Company's ability to expand its facilities and increase inventories and will continue to do so in the future.

         As a result of the Company's additional financings in 1996, primarily for the acquisitions of Flow Components and 21st Century Metals, and machinery and equipment purchases for new manufacturing activities such as coil slitting, ornamental and structural tubing and buttweld fittings operations, liquidity was impeded and the Company's debt/equity ratio increased from 1.96 to 1.00 at December 31, 1995, to 3.75 to 1.00 at December 31, 1996. The Company believes that as the acquisitions and new manufacturing operations begin contributing profitably to operations, the Company's debt/equity ratio should improve and the Company will be able to service its increased debt levels.

     Internally generated funds from operations and additional amounts which will then be available to be borrowed under its line of credit, will provide the Company with sufficient liquidity to meet its debt service and operating requirements for at least the next twelve months. The Company anticipates that it will continue its policy of leasing certain capital equipment through leasing lines of credit or conventional financing, in order to conserve its cash resources. See "Capital Expenditures."

                                                     Year Ended December 31,
                                                     -----------------------
                                                   1994        1995       1996
                                                   ----        ----       ----
                                                         (in thousands)

Net cash used for operations ..................   $(1,979)   $(8,365)   $  (327)
Net cash used for investing activities ........    (1,310)    (1,163)    (7,193)
Net cash provided by financing activities .....     2,615      9,604      7,699
                                                  -------    -------    -------
Net increase (decrease) in cash ...............   $  (674)   $    76    $   179
                                                  =======    =======    =======

     An increase of approximately $12.1 million in inventories in 1995 required approximately $8.4 million of net cash used for operations in such period.

     Cash flows used for investing activities were approximately $1.3 million, $1.2 million and $7.2 million for the years ended December 31, 1994, 1995 and 1996, respectively. Approximately $1.3 million was expended for machinery and equipment in 1994, and approximately $1.4 million in 1995, primarily as a result of expansion of the Auburndale Facility. In 1996, approximately $2.7 million was used to purchase machinery and equipment for the manufacturing operations of Eaton Park, Florida, the Auburndale Facility and the Flow Components division. Approximately $4.2 million was used to acquire Flow Components and 21st Century Metals.

     Net cash provided by financing activities was approximately $2.6 million, $9.6 million and $7.7 million for the years ended December 31, 1994, 1995, and 1996, respectively. Net cash was provided by financing activities as the Company was able to increase its bank line of credit with its primary lenders to support its growth. In addition, in 1996 the Company raised $2.5 million through a convertible subordinated debt offering with SunTrust Banks, Inc.

     Acquisitions

     Performance Metals

     Effective on August 29, 1994, the Company acquired all of the outstanding capital stock of Performance Metals. The consideration paid to Michael Beam, the sole stockholder of Performance Metals, was 202,500 unregistered shares of the Company's Common Stock (subject to the grant of registration rights with respect to such shares). The last sale price of the Company's Common Stock on August 29, 1994 as reported on Nasdaq was $4.00 per share.

     In connection with the acquisition of Performance Metals, the Company and Michael Beam entered into a five-year employment agreement pursuant to which Mr. Beam was engaged to manage the operations of Performance Metals for a variable rate of compensation equal to (i) $201,500 per year through February 28, 1996, (ii) a minimum of $101,500 per year from March 1, 1996 through August 1997, and (iii) $114,000 per year for the balance of the term through August 31, 1999. Effective February 16, 1996, Mr. Beam resigned from the Company, but continued to be compensated on a month-to-month basis pursuant to a severance arrangement at his 1995 level. Such payments continued until the Company filed a registration statement registering, among others, Mr. Beam's 200,800 shares of Company Common Stock on April 19, 1996.

     The acquisition of Performance Metals was treated as a "pooling of interests" for accounting purposes.

     Flow Components

     Pursuant to the terms of a Stock Purchase Agreement, dated as of September 30, 1995, as subsequently amended (the "Purchase Agreement"), by and among the Company, as Buyer, and James Read Boles, James T. Callier, Jr., William H. Blaney, Jr. and Thomas Reinhart (collectively, the "Stockholders"), on January 23, 1996 (to be effective January 1, 1996) all of the outstanding shares of capital stock of Flow Components were sold to the Company. Messrs. Boles, Callier, Blaney and Reinhart were the only holders of capital stock of Flow prior to consummation of the Purchase Agreement. Flow Components is a manufacturer of stainless steel forged flanges, which are used as pipe connectors and are distributed to users of stainless steel pipe.

     The Purchase Price for the Flow Components capital stock was $3,650,000 in cash paid to the Stockholders at closing, and the distribution of 70,000 unregistered shares of Company common stock to one of the Stockholders, Mr. Boles (who was the sole officer and director of Flow Components prior to the Closing), certain of which shares he assigned to certain employees of Flow Components at the Closing (the "Purchase Price"). Simultaneous with the Closing, certain obligations of Flow to the Stockholders, to a corporation affiliated with the Stockholders, or on behalf of such affiliated corporation were paid by the Company with the proceeds of a financing consummated by the Company in order to provide the funds necessary to consummate the Purchase Agreement. See "-Debt Financings", for a description of such financing. At the Closing of the Purchase Agreement, in addition to the Purchase Price, the Company paid an aggregate of approximately $2,900,000 to repay certain outstanding Flow Components indebtedness and to purchase certain assets of a corporation affiliated with the Stockholders ("Scarab Trading Corporation"). See, Item 1, "Business-Strategic Acquisitions."

     Twenty-First Century Metals

     On June 21, 1996, the Company acquired all the capital stock of Twenty-First Century Metals, Inc. ("21st Century"), located in Elk Grove, Illinois, a suburb of Chicago. 21st Century is a master distributor of stainless steel products. The Company purchased 21st Century for $50,000 in cash and 26,300 unregistered shares of the Company's common stock. In the six months since its acquisition by the Company, sales of 21st Century have more than doubled to over $300,000 per month. On October 1, 1996, the 21st Century subsidiary was merged into the Company.

     Debt Financings

     On January 22, 1996, the Company and its subsidiaries completed several financing transactions, both to refinance existing revolving credit and leasing line financings, as well as to provide specific financing for the acquisition of Flow Components on January 23, 1996. See, Item 1, "Business -Strategic Acquisitions." With respect to such financings, the Company entered into a Revolving Line of Credit and Term Loan Agreement, dated January 22, 1996 (the "Loan Agreement"), among the Company, as borrower, and SunTrust Bank, Central Florida, National Association ("SunTrust"), and SouthTrust Bank of Alabama, National Association ("SouthTrust"), as lenders (collectively, the "Former Lenders"), pursuant to which the Company was able to borrow up to $17.0 million as a revolving credit line and $4.5 million a term loan basis from its Former Lenders. On June 18, 1996, the Company increased the maximum availability of borrowings under the revolving credit agreement to $18.0 million. The $4.5 million term loan was reduced to $3.6 million with a portion of the proceeds from a $2.5 million convertible subordinated debt offering which was completed on October 24, 1996. On March 13, 1997, the Company increased its borrowing capacity by $3.4 million by replacing its $18.0 million revolving line of credit and $3.6 million term loan facility with a $25.0 million revolving line of credit with Mellon Bank N.A. ("Mellon Agreement"). The borrowing base under the Mellon Agreement is 85% of qualified accounts receivable and 65% of eligible inventory (limited to a $17.0 million advance on the value of eligible inventory), with a $3.75 million aggregate overadvance which will commence in September 1997 to be reduced monthly until November 1998, when it must be reduced to zero. Of the $25.0 million revolver, $0.5 million is reserved for the funding of future capital expenditures. The interest rate on the revolving line of credit under the Mellon Agreement is a variable margin over either the fluctuating prime rate of interest or the fluctuating LIBOR Rate. The Mellon Agreement contains certain negative covenants to be observed by the Company, as well as certain financial ratios which the Company must maintain. The maturity date for borrowings under the revolving loan is March 10, 2001.

     Borrowings under the Mellon Agreement are secured by all of the assets of the Company, other than real property and specified equipment already subject to liens in favor of other lenders and personally guaranteed up to $3.0 million in the aggregate by Harvey and Ronald Adams.

     In addition, on January 22, 1996, the Company also entered into a Loan Agreement with SunTrust (the "Equipment Loan") pursuant to which the Company borrowed approximately $3.9 million on a term loan basis. The proceeds of the Equipment loan were used to refinance specific items of equipment leased by the Company and for general working capital purposes. The maturity date of the Equipment Loan is February 1, 2001, and the loan is subject to a fixed 11.44% rate of interest. The Equipment Loan is secured by liens on specific items of equipment owned by the Company.

     On April 24, 1996, the Company financed the acquisition of the Acworth, Georgia distribution facility. The property was acquired with a $232,800 purchase money mortgage provided by SunTrust Bank, Central Florida, National Association. This mortgage has a fixed interest rate of 9% per annum and is being amortized over a 15 year period with a balloon payment due after five years.

     Under the terms of a Master Finance Lease Agreement with SunTrust, dated as of March 13, 1996, the Company financed the approximately $800,000 purchase price of coil slitting machinery which became fully operational in the fourth quarter of fiscal 1996. This machinery is financed with a five year loan at an interest rate of 9% per annum.

     At March 26, 1997, approximately $22.0 million was outstanding under the line of credit owed to Mellon Bank with an additional $0.6 million reserved for outstanding letters of credit.

     The credit facilities with the Former Lenders contained certain covenants to be performed by the borrower, including prohibitions on the payment of dividends and maintaining certain financial ratios. The Company failed to meet the Total Liabilities to Tangible Net Worth and Funded Net Worth to EBITDA ratio requirements for the first quarter of 1996. Additionally, in the second quarter of 1996, the Company failed to meet the Interest Coverage ratio covenant. All covenant violations were waived by the Former Lenders.

     The Company acquired the Auburndale Facility in January 1994. The property, located on eight acres of land in Auburndale, Florida, was appraised for $850,000 and was purchased for $650,000. The Company financed $500,000 of the purchase price through a 15-year adjustable rate mortgage bearing interest at a bank prime rate plus 1.5% and added approximately $500,000 of building improvements to the Auburndale Facility in 1994. The Company refinanced the original Auburndale Facility mortgage loan in October 1994 with a new $700,000 principal mortgage loan due 2009 and bearing interest at a bank prime rate plus 1.5%. In November 1995, the Company refinanced the Auburndale Facility with SouthTrust Bank of Orlando for $1,060,000. The 15 year mortgage loan bears a fixed interest rate equal to the five year treasury note rate, plus 2.25%. The loan amortizes in monthly installments over the 15 year term.

     In December 1995, the Company acquired a 29,083 square foot facility on an approximately 1.48 acre site located in the Los Angeles metropolitan area in order to consolidate its three then separate office, warehouse and storage facilities in Paramount, California. The Company financed $855,000 of the $1,140,000 purchase price with the seller, United Services Life Insurance Company. The 15 year mortgage bears interest at a fixed rate of 8% per annum.

     In January 1996, the Company acquired a 78,382 square foot facility on an approximately 10 acre site located approximately 10 miles from the Auburndale Facility, in Eaton Park, Florida. Machinery used to manufacture ornamental and structural stainless steel tubing are operated at this facility. The Eaton Park facility began production in June 1996 and became fully operational in the fourth quarter of fiscal 1996. The Company financed 100% of the $750,000 purchase price with SouthTrust Bank of Florida, N.A. The 15 year mortgage bears interest at a fixed rate of 225 basis points in excess of the United States Treasury Note on the date the interest rate was initially set, and is re-set every five years.

     In December 1995, a building owned by the Company in New York was destroyed by fire. Approximately a $205,000 gain on the disposition of this asset occurred in 1996 as a result of insurance proceeds received by the Company. A contract to sell the underlying land has been executed which calls for a sales price of $385,000. The sale is expected to close in April 1997. Due to the relocation of the manufacturing facility from Dover, New Jersey to Auburndale, Florida, Management has determined not to rebuild the property or purchase additional property in New York.

     The Company has two equipment lease credit lines with Ally Capital Corporation, each providing maximum financing of $1,000,000. These credit lines each have five-year terms and one bears interest at 11% and the other at 13%. As of December 31, 1994, both equipment lease lines had been fully utilized, primarily due to the purchase of pipe mills with induction annealing lines, one of which is capable of continuously manufacturing stainless steel pipe in diameters of six, eight and ten inches, as well as welders and acid purifiers. In connection with its refinancing of outstanding indebtedness with its primary lenders in January 1996, including obtaining financing necessary to acquire Flow Components, the Company prepaid $738,556, which included a prepayment penalty of $60,313 under its Ally Capital Corporation leasing line.

     In 1996, Harvey B. Adams, Ronald J. Adams and Burton R. Chasnov loaned the Company $363,158, $100,000 and $100,000, respectively. Interest on these loans is paid monthly at an interest rate of 12% per annum. The loans are subordinated to the revolving line of credit with Mellon Bank and the Convertible Subordinated Debt Agreement with SunTrust Banks.

     Convertible Subordinated Debt

     On October 24, 1996 the Company issued $2.5 million of convertible subordinated notes to SunTrust Banks, Inc. (the "Holder"). These ten year debentures bear interest at 10.75% per annum, payable quarterly beginning December 31, 1996. At the Company's option, interest payments may be deferred until September 30, 1998. However, interest will accrue at 15.00% per annum on the deferred interest portion until such payment is made. The debentures are convertible into common stock of the Company at $6.09 per share at any time during the ten year period. Subsequent to conversion, the Holder has piggyback registration rights. Additionally, the Holder may require the Company to register its shares of common stock within 45, 90 or 180 days depending on the circumstances. The Purchase Agreement contains certain negative covenants to be observed by the Company as well as certain financial ratios which the Company must maintain. The Company used $0.9 million of the proceeds from the $2.5 million debenture issue to reduce its term loan to its Former Lenders from $4.5 million to $3.6 million. The balance of the proceeds were used for working capital purposes.

     Capital Expenditures

     Primarily, as a result of its 1994 expansion and relocation of its manufacturing operations to the Auburndale Facility, in the last three fiscal years ended December 31, 1996, the Company incurred significant capital expenditures aggregating approximately $5.6 million in 1994, $5.2 million for 1995, and $5.4 million for 1996. Of the $5.4 million of capital expenditures in 1996, $4.3 million related to the expansion of manufacturing operations (See Item 1, "Description of Business-Expansion of Manufacturing Capabilities") and the remaining $1.1 million related to the acquisition of a new computer system for the Company, the purchase of the property in Acworth, Georgia used as a distribution center and miscellaneous other expenditures. Proposed capital expenditures for 1997 are $500,000 and will be financed primarily through the revolving line of credit under the Mellon Agreement.

Effect of Inflation

     Although inflation is not generally considered a material factor affecting the Company's business, the prices which it pays for its raw materials of stainless steel sheets, coils and forgings are affected by factors impacting international commodity prices. These factors include changes in the level of demand for stainless steel products and general inflationary conditions, as well as political considerations affecting certain countries which are the sources of foreign supply. General operating expenses such as salaries and employee benefits are also subject to normal inflationary pressures.

ITEM 8. FINANCIAL STATEMENTS

                                                                       Page
                                                                       Number
                                                                       ------

Financial Statements:

         Report of Independent Certified
         Public Accountants                                             F - 1

         Balance Sheets as of
         December 31, 1996 and 1995                                     F - 2

         Statements of Operations for the years
         ended December 31, 1996, 1995 and 1994                         F - 4

         Statements of Stockholders' Equity for the
         years ended December 31, 1996, 1995 and 1994                   F - 5

         Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994                               F - 6

         Notes to Financial Statements                                  F - 7


Financial Statement Schedules:

         II. Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers, Directors and Key Employees
-------------------------------------

     The executive officers, directors and key employees of the Company are as follows:

     NAME                AGE                       POSITION
------------------       ---         ------------------------------------

Harvey B. Adams          49          Chairman of the Board of Directors and
                                     Chief Executive Officer

Ronald J. Adams          48          President, Director, and Chief Operating
                                     Officer

Burton R. Chasnov        49          Executive Vice President and Chief
                                     Financial Officer

Michael A. Sigmon        48          Vice President

James Read Boles         43          Chief Operating Officer and General
                                     Manager - Flow Components Division

Robert J. Gamson         60          Director

David M. Barnes          53          Director

Stephen A. Weiss         56          Director

----------

     HARVEY B. ADAMS. Mr. Adams is the founder of the Company which he started in 1973. For approximately six years prior thereto he was employed in chemical sales by Drew Chemical, Tampa, Florida and started a ship's chandler business. Harvey Adams is a 1970 graduate of the United States Merchant Marine Academy and holds a Bachelor of Science degree in Marine Engineering. He is the brother of Ronald J. Adams, the President of the Company.

     RONALD J. ADAMS. Mr. Adams is a principal shareholder of, and has been continuously employed in senior executive capacities with, the Company since 1978. For approximately five years prior thereto he held sales positions with small privately-owned corporations. Mr. Ronald Adams is a 1971 graduate of the United States Merchant Marine

Academy and holds a Bachelor of Science degree in Marine Engineering. He is the brother of Harvey B. Adams, the Chief Executive Officer of the Company.

     BURTON R. CHASNOV. Mr. Chasnov as of July 1, 1996, became an Executive Vice President and the Chief Financial Officer of the Company. Mr. Chasnov had been the Company's and its predecessors' tax accountant and outside consultant for the past 15 years and has operated his own public accounting practice since 1978. Concurrently during the period 1978 through 1987, Mr. Chasnov served as the Vice President of Finance for Ploss Hotels Corporation, a hotel management company. Prior to that time, Mr. Chasnov worked in three public accounting firms including Arthur Andersen & Co., Clarence Rainess & Co. and Laventhol and Horwath, CPAs.

     MICHAEL A. SIGMON. Mr. Sigmon, together with his wife, started Alloy Piping Supply, Inc. in Jacksonville, Florida in August 1974 as a distributor of stainless steel welded pipe and related products; which corporation was merged with the Company as of May 1992. From 1970 to 1974, Mr. Sigmon was a sales representative for Camalloy, Inc., a stainless steel distributor in Pennsylvania. For approximately five years prior thereto he was in the sales department for Bristol Metal Products, Inc., a subsidiary of Synalloy Corporation.

     JAMES READ BOLES. Mr. Boles joined the Company as the Chief Operating Officer and General Manager of the Flow Components division in January 1996, when the Company acquired Flow Components, Inc. From 1991 to January 1996, Mr. Boles served as President and a principal stockholder of Flow Components, Inc., a manufacturer and distributor of stainless steel flanges. Prior to his acquisition of Flow Components, Mr. Boles was a principal in the acquisition and operation of certain privately-owned businesses.

     ROBERT J. GAMSON. From 1968 to 1991, Mr. Gamson was the founder, President and principal stockholder of Aaron Scrap Metals, Inc., a dealer in ferrous and non-ferrous metals purchased primarily from industrial plants and government agencies. Such commodities were resold in both the domestic and foreign metals markets. In 1991, Mr. Gamson sold Aaron Scrap Metals, Inc. to Commercial Metals Co. located in Dallas, Texas. Mr. Gamson presently serves as President of Surplus Steel and Supply, Inc. located in Orlando, Florida.

     DAVID M. BARNES. Mr. Barnes has been a Director of the Company since June 21, 1994. Mr. Barnes has been Chief Financial Officer of American United Global, Inc., a Nasdaq/NMS listed company engaged in technology and construction equipment distribution businesses, since May 15, 1996. He has been a director of American United Global, Inc. since October 1996. From April 1990 to July 1990, Mr. Barnes also served as an officer and director of Intelcom Data Systems, Inc., which engages in the design and development of software for the foreign currency exchange and banking industries. From October 1987 until May 1989, Mr. Barnes was Vice President of Finance at U.S. Home Care Corp., a home health care provider. From April 1983 until September 1987, Mr. Barnes was Vice President of Finance and Administration of Lifetime Corporation. From 1975 to 1983, Mr. Barnes was Executive Vice President of Beefsteak Charlies, Inc. Since May 1991, he has been a director and minority stockholder of American Complex Care, Incorporated, a public company formerly engaged in providing on-site health care services, including intra-dermal infusion therapies. Since 1994, he has also been President of American Complex Care, Incorporated. In April 1995, American Complex Care Incorporated's operating subsidiaries made assignments of their assets for the benefit of creditors without resort to bankruptcy proceedings.

     STEPHEN A. WEISS. Mr. Weiss has been a director of the Company since June 21, 1994. Mr. Weiss is a stockholder of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel, counsel to the Company, and has been a lawyer in private practice in New York, New York for more than 25 years. Mr. Weiss is a director of Lanxide Corporation, a developer of patented materials technology related to the fabrication of ceramic-reinforced composite products.

     The Company has Audit and Compensation Committees, and it is the Board's Compensation Committee which administers the Company's Stock Option Plan. The responsibilities of the Audit Committee include recommending to the Board of Directors the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, and reviewing with the independent accountants and Management the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff. The Compensation Committee will have responsibility for establishing and reviewing employee compensation plans. The Compensation Committee administers the Company's stock option plan.

     Non-management directors of the Company will receive directors' fees of $500 per meeting for attendance at Board of Directors meetings, and are reimbursed for actual expenses incurred in respect of such attendance. The Company does not intend to separately compensate employees for serving as directors.

Compliance with Section 16(a) Of the Exchange Act.

     To the knowledge of the Company, no officers, directors, beneficial owners of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended December 31, 1996, other than Michael Sigmon, who had a late filing of his Form 5 for the 1996 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the amount of all compensation paid by the Company for services rendered during each of 1994, 1995 and 1996 to the person serving as the Company's Chief Executive Officer at any time during such periods and to each of the Company's executive officers whose total salary and bonus compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                              All
                                                            Other (2)      Restricted                               Other
                                                             Annual          Stock         Options/     LTIP       Compen
Name and               Fiscal                             Compensation       Awards          SARs       ($)        sation
--------               ------                             ------------       ------          ----       ---        ------
Principal Position      Year     Salary ($)   Bonus ($)       ($)             ($)            (#)      Payouts        ($)
------------------      ----     ----------   ---------       ---             ---            ---      -------        ---
                                           Annual Compensation (1)                   Awards           Payouts
                                                                                     Long Term Compensation
Harvey B. Adams
Chairman of the         1994     312,500             0       30,617            0             45,000       0             0
Board and Chief         1995     312,500       360,000       32,855            0             30,000       0             0
Executive Officer       1996     312,500             0       55,080            0            150,000       0             0
Ronald J. Adams         1994     187,500             0       35,085            0             45,000       0             0
President and Chief     1995     187,500       240,000       47,161            0             30,000       0             0
Operating Officer       1996     187,500       120,000       36,805            0            150,000       0             0
                        1994      26,842             0            0            0                  0       0             0
Christopher B. Cole     1995     125,000             0        7,318            0                  0       0             0
Executive V.P. (3)      1996     121,362             0        9,304            0             15,000       0        95,096
                        1994     140,000             0       11,467            0              7,500       0             0
Michael Sigmon          1995     160,000        24,000        8,736            0              5,000       0             0
Vice President          1996     196,000             0        9,012            0                  0       0             0


----------

(1) Does not include an aggregate of $93,238, $33,072 and $54,954 paid in respect of the 1996 fiscal year, $93,238, $33,072, and $55,108 paid in respect of the 1995 fiscal year and $94,138, $33,072 and $54,954 paid in respect of the 1994 fiscal year in rent to Harvey Adams, Ronald Adams and Michael and Barbara Sigmon, respectively, for warehouse and office facilities leased by the Company from such persons.

(2) Represents the cost of additional employee benefits to the particular executive officer (e.g., health insurance, automobile) other than cash compensation.

(3) Employment terminated in November 1996. The dollar amount listed under All Other Compensation represents severance pay.

Stock Option Grants

     The Company has granted (net of forfeitures and cancellations) an aggregate of 782,150 stock options under its 1993 stock option plan, as amended, of which 56,050 stock options have been exercised through March 31, 1997. The following table sets forth information concerning the granting of stock options during fiscal 1996 to each of the executive officers named in the Summary Compensation Table.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                 % of Total
                                                Options/SARs        Exercise
                                                 Granted to         or Base
                             Options/SARs       Employees in         Price      Expiration
Name                         Granted (#)         Fiscal Year         ($/Sh)        Date            5%($)           10%($)
----                         -----------         -----------         ------        ----            -----           ------
                                                                                                Potential Realized Value at
                                                                                                  Assumed Annual Rates of
                                                                                                 Stock Price Appreciation
                                    Individual Grants                                                 for Option Term
                                    -----------------                                                 ---------------
Harvey B. Adams               150,000               37.6              5.125       9/03/01         981,141         1,238,080
Ronald J. Adams               150,000               37.6              5.125       9/03/01         981,141         1,238,080
Christopher B. Cole            15,000                3.8             11.875       8/31/00         227,338           286,872


     The following table sets forth information concerning the number of unexercised options, and the value of such unexercised options, for each of the executive officers named in the Summary Compensation Table.

    AGGREGATED OPTIONS/SARS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                OPTION/SAR VALUES


Name                            Shares            Value              Number of Unexercised                Value of
----                          Acquired on      Realized ($)          Options/SARs at Fiscal              Unexercised
                             Exercise (#)      -----------                Year-End (#)                   In-the-Money
                             ------------                                 ------------                 Options/SARs at
                                                                                                     Fiscal Year-End ($)
                                                                                                     -------------------

       (a)                     (b)                (c)                        (d)                            (e)

                                                                         Exercisable/                   Exercisable/
                                                                         Unexercisable                 Unexercisable
Harvey B. Adams                -0-                -0-                   75,000/150,000                       $0
                                                                  (exercisable/unexercisable)
Ronald J. Adams                -0-                -0-                   75,000/150,000                       $0
                                                                  (exercisable/unexercisable)
Christopher B. Cole            -0-                -0-                15,000 (exercisable)                    $0
Michael Sigmon                 -0-                -0-                12,500 (exercisable)                    $0



     The following table sets forth information concerning option replacement grants for each of the executive officers named in the Summary Compensation Table.

                            10-YEAR OPTION REPRICINGS


                                                                                                           Length of
                                  Number of                                                                Original Option
                                  Securities                                                               Term
                                  Underlying         Market Price of      Exercise Price                   Remaining at
                                  Options/SARs       Stock at Time of     at Time of          New          Date of
                                  Repriced or        Repricing or         Repricing or        Exercise     Repricing or
Name                   Date       Amendment (#)      Amendment ($)        Amendment ($)       Price ($)    Amendment ($)
----                   ----       -------------      -------------        -------------       ---------    -------------

(a)                    (b)        (c)                (d)                  (e)                 (f)          (g)
---                    ---        ---                ---                  ---                 ---          ---

Harvey B. Adams        9/4/96     150,000            5.125                8.25                5.125        4 yrs 2.5 mos

Ronald J. Adams        9/4/96     150,000            5.125                10.25               5.125        4 yrs


     On September 4, 1996, the Compensation Committee elected to replace 150,000 stock options each, granted in 1995 to Harvey Adams and Ronald Adams at a per share price of $8.25 and $10.25, respectively, with the same number of stock options priced at $5.125 each (market price at date of grant). This option replacement was in consideration for personal guarantees placed on the Company's revolving line of credit with the Former Lenders and loans made to the Company.

Employment Agreements

     The Company entered into an employment agreement with Harvey B. Adams, effective as of January 1, 1993 and expiring on December 31, 1997, pursuant to which he serves as Chairman of the Board and Chief Executive Officer of the Company and provides the Company with his full-time business and professional services, and for which he receives a base annual salary of $312,500.

     The Company also entered into an employment agreement with Ronald J. Adams, effective as of January 1, 1993 and expiring on December 31, 1997, pursuant to which he serves as President and Chief Operating Officer of the Company and provides the Company with his full-time services, for which he receives a base annual salary of $187,500.

     Under the terms of an Employment Agreement dated April 15, 1996, effective July 1, 1996 and expiring June 30, 2001, Burton Chasnov serves as Executive Vice President and Chief Financial Officer of the Company. Mr. Chasnov's base salary is $187,500 for the annual period ending June 30, 1997; $195,000 for the annual period ending June 30, 1998; $205,000 for the annual period ending June 30, 1999; $215,000 for the annual period ending June 30, 2000; and $225,000 for the annual period ending June 30, 2001. Additionally, Mr. Chasnov operated under the terms of a written consulting agreement with the Company during the period April 15, 1996 through June 30, 1996 in consideration for the grant of options outside of the 1993 stock option plan to acquire 50,000 shares of Company Common Stock at $11.00 per share (fair market at April 15, 1996) during a five year period. On September 4, 1996, these options were forfeited and replaced with 50,000 new options which were granted at $5.125 (fair market at grant date) in consideration for his personal guarantee of an automobile lease and a loan to the Company. See Item 13, "Certain Relationships and Related Transactions."

     Michael A. Sigmon entered into an employment agreement with the Company, effective as of May 1, 1993 and expiring on December 31, 1995. Under such agreement, Mr. Sigmon served as Vice President of the Company and was in charge of the Jacksonville, Florida distribution center. On January 15, 1995, the Company increased Mr. Sigmon's base annual salary to $160,000. In January 1996, the Company increased Mr. Sigmon's base salary to $196,000 per annum, and agreed to extend the term of his employment agreement to December 31, 1997.

     Michael Beam entered into an employment agreement with the Company, effective as of September 1, 1994 and expiring on August 31, 1999. Under such agreement, Mr. Beam served as General Manager of the Company's Performance Metals subsidiary. The Company was to pay Mr. Beam a base annual salary of $201,500 for the first 18 months of his agreement, not less than $101,500 for the next 18 months of the agreement and $114,000 for the remainder of the agreement. Effective February 16, 1996, Mr. Beam resigned from the Company, but continued to be compensated on a month-to-month basis pursuant to a severance arrangement at his 1995 level. Such payments were terminated on May 16, 1996 when a registration statement with respect to Mr. Beam's public distribution of 200,800 shares of Company common stock was declared effective by the Securities and Exchange Commission.

     Christopher B. Cole entered into an employment agreement with the Company, effective as of October 1, 1994 and expiring on September 30, 1996, at a base salary of $125,000 per annum. Under such agreement, Mr. Cole served as Executive Vice President of the Company and was in charge of the initial phase of the Company's relocation to the Auburndale Facility. Following completion of such relocation, he had been responsible for the management and review of the manufacturing operations of the Auburndale Facility. In March 1996, the Company negotiated a 5-year extension of Mr. Cole's employment agreement at a base salary of $150,000 per annum. Mr Cole's employment with the Company was terminated in November 1996, at which time he received a severance package totaling approximately $95,000.

     James Read Boles entered into an employment agreement with Flow Components and the Company expiring on December 31, 1998. Under such agreement, Mr. Boles serves as Chief Operating Officer and General Manager of the Company's Flow Components subsidiary. The Company currently pays Mr. Boles a base salary of $125,000 per annum, which is subject to annual cost-of-living increases and annual review by the Company's Board of Directors. Additionally, the Company granted to Mr. Boles options to purchase 50,000 shares of Company Common Stock under the Company's Stock Option Plan at an exercise price of $8.50 per share (i.e. equal to the last sale price of the Company's Common Stock, as reported on Nasdaq on the effective date of the consummation of the Flow Components acquisition).

     On October 25, 1995, the Company entered into an employment agreement with Robert Rachwal expiring on November 30, 2000, pursuant to which he was engaged to manage the Company's ornamental and structural tube division. Under such agreement, Mr. Rachwal receives a base salary of $120,000 per annum, plus monthly incentive bonuses based on (i) an amount not to exceed $0.004 per pound of monthly shipments of ornamental and structural stainless steel tubing and
(ii) the monthly adjusted pre-tax income (as defined) of such division, up to a maximum monthly bonus of $8,000.

     Each of the employment agreements with Messrs. Harvey B. Adams, Ronald J. Adams, Burton R. Chasnov, Michael A. Sigmon, Michael Beam, Christopher B. Cole, James Read Boles and Robert Rachwal contain covenants restricting the employee from engaging in any activities competitive with the business of the Company during the term of his respective employment agreement and for limited periods thereafter.

Compensation Committee Interlocks and Insider Participation

     The Company's Board of Directors has an Audit Committee and a Compensation Committee. The Compensation Committee also administers the Company's Stock Option Plan. The responsibilities of the Audit Committee include recommending to the Board of Directors the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, and reviewing with the independent accountants and management of the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff. The Compensation Committee has responsibility for establishing and reviewing employee compensation plans, including the grant of options under the Company's stock option plan.

     Non-management directors of the Company will receive directors' fees of $500 per meeting for attendance at Board of Directors meetings, and are reimbursed for actual expenses incurred in respect of such attendance. The Company does not intend to separately compensate employees for serving as directors.

Executive Officer Bonus Plan

     In order to provide certain of its senior executive officers with additional incentives for enhanced performance, the Company adopted an Executive Officer Bonus Plan (the "Bonus Plan") for the benefit of the Company's senior executive officers from time to time. This Bonus Plan is administered by the Compensation Committee of the Board of Directors of the Company (the "Committee"), which has full and final authority to make all calculations of bonuses under the Bonus Plan, the amount of advances available under the Bonus Plan to such officers, and all other matters relating to the administration of the Bonus Plan and the payment of any and all bonuses thereunder.

     Only the President and the Chief Executive Officer of the Company (the "Participants") during the subject fiscal years shall be eligible to participate in and receive bonuses under the Bonus Plan. Any bonuses paid out under this plan shall be allocated 60% of the Aggregate

Bonus (as defined herein) to the Chief Executive Officer and 40% of the Aggregate Bonus to the President. The Aggregate Bonus (as defined in the below table) shall be deemed earned under the Bonus Plan provided that the Company has achieved EBITD (as hereinafter defined) equal to or in excess of the following income levels:

                   EBITD                             Aggregate Bonus
                   -----                             ---------------

         $ 2,000,001 - $ 2,500,000                   $  200,000
         $ 2,500,001 - $ 3,000,000                   $  350,000
         $ 3,000,001 - $ 3,500,000                   $  500,000
         $ 3,500,001 or more                         $  600,000

     The term "EBITD" means, with respect to the any full fiscal year subject to the terms of the Bonus Plan, the net income of the Company for such fiscal year (after all expenses, excluding the executive officer bonus, and before provision for taxes based on income) calculated in accordance with generally accepted accounting principles consistently applied, with the amount of any depreciation to be added back to increase the net income (provided that, in such calculation, there shall be excluded, and no effect shall be given to, (A) any net gains or losses realized or incurred by reason of any extraordinary or non-recurring transactions not in the ordinary course of business, and (B) any net gain arising from the collection of the proceeds of any insurance policy or policies, calculations of EBITD for any applicable fiscal year shall be based upon the Company's annual audited financial statements for such fiscal year, as prepared by the independent public accountants regularly engaged by the Company. All bonuses earned under the Bonus Plan shall be paid to the Eligible Employees no later than March 31 of the year following the fiscal year in which such bonus was earned. No Bonuses were earned by Messrs. Harvey and Ronald Adams for 1996. However, the Compensation Committee awarded Ronald Adams a bonus outside of the Executive Officer Bonus Plan of $120,000 for 1996. In consideration of the 1996 bonus, Ronald Adams agreed to waive any bonus he might be entitled to for 1997 under the Executive Officer Bonus Plan.

     The Bonus Plan shall remain in effect for the Company's fiscal year beginning January 1, 1995 and ending December 31, 1997, without prejudice to the Company's right to extend the Bonus Plan or its ability to provide compensation to the Company's executive officers under other plans or in other ways. Advances may be paid quarterly to eligible employees in anticipation of future bonus compensation.

     Effective January 1, 1996, the Company adopted a 401K retirement savings plan. The Plan covers all employees with more than three months of service and allows employees to contribute up to 15% of their income to the Plan. The Company may contribute to the plan at its discretion. As of December 31, 1996, the Company had not made a qualified matching contribution to the Plan.

     The Compensation Committee of the Board of Directors established in June 1994 consists of Robert J. Gamson, Stephen A. Weiss and David M. Barnes. The Audit Committee consists of Ronald J. Adams and Messrs. Weiss and Barnes. Such persons were members of the Board of Directors of the Company for the entire fiscal year ended December 31, 1996.

     For a description of certain transactions involving the Company and its officers and directors, see "Certain Transactions" below.

Limitation of Directors' and Officers' Liability and Indemnification

     The Company has included in its Certificate of Incorporation and/or By-laws provisions to (i) eliminate the personal liability of its directors and officers for monetary damages resulting from breaches of their fiduciary duty (provided that such provisions do not eliminate liability for breaches of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, violations under Section 174 of the Delaware Law, or for any transaction from which the director and/or officer derived an improper personal benefit), and (ii) indemnify its directors and officers to the fullest extent permitted by the Delaware Law, including circumstances in which indemnification is otherwise discretionary. The Company believes that these provisions are necessary to attract and retain qualified persons as directors and officers.

     The Company has entered into separate but identical indemnity agreements (the "Indemnity Agreements") with each director and executive officer of the Company (the "Indemnitees"). The Indemnity Agreements provide that the Company will indemnify each Indemnitee against any amounts that he becomes legally obligated to pay in connection with any claim against him based upon any act, omission, neglect or breach of duty that he may commit, omit or suffer while acting in his capacity as a director and/or officer of the Company; provided, that such claim: (i) is not based upon the Indemnitee's gaining any personal profit or advantage; (ii) is not for an accounting of profits made from the purchase or sale by the Indemnitee of securities of the Company within the meaning of Section 16(b) of the Exchange Act or similar provisions of any state law; and (iii) is not based upon the Indemnitee's knowingly fraudulent, deliberately dishonest or willful misconduct. The Indemnity Agreements also provide that all costs and expenses incurred by the Indemnitee in defending or investigating such claim shall be paid by the Company in advance of the final disposition thereof, unless the Company's disinterested directors, independent legal counsel, the stockholders of the Company or a court of competent jurisdiction determines that: (x) the Indemnitee did not act in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the Company; or (y) in the case of any criminal action or proceeding, the Indemnitee had reasonable cause to believe his conduct was unlawful. Each Indemnitee has undertaken to repay the Company for any costs or expenses so advanced if it shall ultimately be determined by a court of competent jurisdiction in a final, nonappealable adjudication that he is not entitled to indemnification under an Indemnity Agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table identifies each person or entity known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock on March 26, 1997 each director of the Company and all the directors and executive officers of the Company as a group, and sets forth the number of shares of the Company's Common Stock beneficially owned by each such person and such group and the percentage of the shares of the Company's outstanding Common Stock owned by each such person and such group. In all cases, the named person has sole voting power and sole investment power of the securities.

                              Number of Shares
                              of Common Stock                  Percentage of
Name and Address of           of the Company                    Outstanding
Beneficial Owner(1)         Beneficially Owned(2)             Common Stock Owned
-------------------         ---------------------             ------------------

Harvey B. Adams               1,785,800(3)(5)                      38.1%

Ronald J. Adams                     519,400(4)                     11.1%

Burton R. Chasnov                   68,750(6)                       1.5%

Michael A. Sigmon                   28,750(7)                        *
8035 Pebble Creek Lane West
Ponte Vedra, FL  32082

Stephen A. Weiss                     7,000(8)                        *
11 The Mews
Westport, CT  06880

Robert J. Gamson                    12,750(9)                        *
1501 The Oaks Drive
Maitland, FL  32751

David M. Barnes                     3,500(10)                        *
11130 NE 33 Place
Bellevue, WA 98004

All executive officers
and directors as
a group (7 persons)           2,425,950(3)(4)(5)(6)(7)              48.4%
                                    (8)(9)(10)

----------
*    Less than 1%.

(1) The addresses of each of Harvey B. Adams, Ronald J. Adams, and Burton R. Chasnov is c/o Consolidated Stainless, Inc., 1601 East Amelia Street, Orlando, Florida 32803. Harvey B. Adams and Ronald J. Adams are brothers.

(2) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(3) Includes non-qualified options to purchase 45,000 shares of the Company's common stock at $4.42 per share, non-qualified options to purchase 30,000 shares of the Company's common stock at $5.67 per share and non-qualified options to purchase 150,000 shares of the Company's common stock at $5.125 per share granted under the Company's 1993 Stock Option Plan. The 150,000 non-qualified options were previously granted for $8.25 per share but on September 4, 1996 were exchanged for new options priced at market value of $5.125 in consideration for his personal guarantee on the revolving line of credit with the Former Lenders and a loan to the Company. Also includes 3,000 shares held for the benefit of Mr. Adams' minor children.

(4) Includes 16,500 shares held by a trust for the benefit of Mr. Adams' two nieces and which Mr. Adams serves as trustee, incentive options to purchase 45,000 shares of the Company's common stock at $4.42 per share, non-qualified options to purchase 30,000 shares of the Company's common stock at $5.67 per share and non-qualified options to purchase 150,000 shares of the Company's common stock at $5.125 per share. The 150,000 non-qualified options were previously granted for $10.25 per share, but on September 4, 1996 were exchanged for new options priced at market value of $5.125 in consideration for his personal guarantee on the revolving line of credit with the Former Lenders and a loan to the Company.

(5) Under a Stipulation and Property Settlement Agreement dated February 8, 1993, as amended (the "Marital Settlement Agreement"), as security for the payment by Harvey B. Adams of a lump sum alimony payment to Candice V. Adams, his former wife ("Ms. Adams"), of $2,000,000, plus accrued interest at 6% per annum (the "Alimony Amount"), Mr. Adams agreed (i) to assign to Ms. Adams, all proceeds payable by the Company to Mr. Adams under the terms of a stock redemption agreement, dated April 30, 1993 (the "Redemption Agreement"), (ii) to deliver into escrow with counsel to the Company's stock certificates evidencing all but 387,000 shares of Company Common Stock owned by Mr. Adams, and (iii) to pledge to Ms. Adams 180,000 shares out of such 387,000 shares of Company Common stock to secure accrued interest on the Alimony Amount. Under the terms of this escrow arrangement, Mr. Adams retains the sole right to vote all shares held in escrow, and to sell all or any portions of such shares provided that 50% of the net proceeds of each sale are paid to Ms. Adams as a reduction of the Alimony Amount. The shares held in escrow will be released and redelivered to Mr. Adams upon full payment of the Alimony Amount. However, if any balance of the Alimony Amount is outstanding on January 1, 2000, and the Company fails to repurchase shares of Company Common Stock in accordance with the terms of the Redemption agreement, Ms. Adams will be delivered out of escrow such number of shares as to which the then market value equals the Alimony Amount balance. The Company has granted to Ms. Adams "piggyback" registration rights with respect to any shares so transferred to her out of escrow (see "Certain Transactions").

(6) Includes 3,500 shares indirectly owned through Burton R. Chasnov, CPA, Profit Sharing Plan and 2,250 shares of Company common stock indirectly owned through Burton R. Chasnov, CPA, Money Purchase Pension Plan. Includes non-qualified options to purchase (i) 7,500 shares of Company common stock at $4.42 per share (ii) 2,000 shares of Company common stock at $10.25 per share and (iii) 50,000 of Company common stock at $5.125 per share. The 50,000 non-qualified options were previously granted for $11.00 per share, but on September 4, 1996 were exchanged for new options priced at market value of $5.125 in consideration for his personal guarantee of an automobile lease and a loan to the Company.

(7) Includes incentive options to purchase (i) 7,500 shares of the Company's common stock at $4.42 per share and (ii) 5,000 shares of the Company's common stock at $10.25 per share granted under the Company's 1993 Stock Option Plan. Includes 450 shares of the Company's common stock held jointly by Mr. Sigmon and his wife. Does not include (i) 25,625 shares of the Company's common stock held by the wife of Mr. Sigmon, or (ii) 300 shares of the Company's common stock held for the benefit of Mr. Sigmon's child.

(8) Includes non-qualified options to purchase (i) 2,000 shares of the Company's common stock at $10.25 per share and (ii) 5,000 shares of the Company's common stock at $5.125 per share granted under the Company's 1993 Stock Option Plan.

(9) Includes non-qualified options to purchase (i) 3,750 shares of the Company's common stock at $4.42 per share, (ii) 1,000 shares of the Company's common stock at $10.25 per share, and (iii) 5,000 shares of the Company's common stock at $5.125 per share granted under the Company's 1993 Stock Option Plan.

(10) Includes non-qualified options to purchase (i) 1,000 shares of the Company's common stock at $12.00 per share and (ii) 2,500 shares of the Company's common stock at $5.125 per share, both of which are granted under the Company's 1993 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases two warehouses and office facilities located in Apopka, Florida under a lease which commenced in May 1992 and expires April 1997 from R & H Partners, a partnership consisting of Harvey and Ronald Adams. Annual net rental under the Apopka lease is $62,400. The Company also leases from Harvey B. Adams a second warehouse/storage facility in Mulberry, Florida under a lease which commenced in May 1992 and expires in April 1997. Annual net rental on this 5,000 square foot facility is $56,760.

     The Company leases a 27,500 square foot warehouse and office facility located in Jacksonville, Florida under a lease which commenced in May 1992 and expires April 1997 from Michael and Barbara Sigmon. Mr. Sigmon is a Vice President and a minority stockholder of the Company. Annual net rental under the Jacksonville lease is $51,600.

     The Company leases its principal executive offices in Orlando, Florida from Burton and Barbara Chasnov on a month-to-month basis, Mr. Chasnov is an Executive Vice President and Chief Financial Officer of the Company. Annual net rental on this 4,500 square foot facility is $33,638.

     In 1993, Messrs. Harvey B. Adams and Ronald J. Adams borrowed an aggregate of $390,000 from the Company. As of December 31, 1994, the principal balance on such loans, together with interest at 7% per annum, was paid in full. At December 31, 1996, Messrs. Harvey B. Adams and Ronald J. Adams were also indebted to the Company in the aggregate amount of $254,155, including $122,124 borrowed prior to 1993, inclusive of accrued interest at the rate of 10% per annum. All such indebtedness is payable on demand.

     In 1996, Harvey B. Adams, Ronald J. Adams, and Burton R. Chasnov loaned the Company $363,158, $100,000 and $100,000 respectively. Interest on these loans are paid monthly at the interest rate of 12% per annum. The loans are subordinated to the revolving line of credit with Mellon Bank and the Convertible Subordinated Debt Agreement with SunTrust Banks.

     To assist him in paying a $2,000,000 obligation incurred in connection with a marital settlement, the Company entered into a stock redemption agreement with Harvey B. Adams in 1993 (the "Redemption Agreement"), pursuant to which the Company agreed under certain conditions to redeem and repurchase from Mr. Adams, upon his request, shares having a then market value equal to up to $2,500,000 at any time during the three month period commencing January 1, 2000 and ending March 31, 2000. The Company may satisfy its obligations to repurchase shares from Mr. Adams by registering such shares for resale on behalf of Mr. Adams at the Company's expense. To the extent that Mr. Adams has received proceeds from sales of, or has otherwise transferred, Company Common Stock on or prior to such repurchase or registration, the Company's obligations under the Redemption Agreement will be reduced proportionately. See Item 12 "Security Ownership of Certain Beneficial Owners and Management."

     Net proceeds of the Company's 1993 initial public offering in the amount of $1,100,000 were distributed to Harvey B. Adams and other stockholders prior to such public offering to enable them to pay their respective federal income tax obligations on earnings of the Company taxable to such stockholders but not distributed in cash to them under its former S Corporation election. Of such amount, over $1,000,000 in the aggregate was distributed to Harvey B. Adams, Ronald J. Adams and Michael Sigmon. The Company, Harvey B. Adams, Ronald J. Adams, Michael Sigmon and certain other stockholders also entered into a tax indemnity agreement under which such stockholders agreed to indemnify the Company from any tax liabilities on any undistributed S corporation earnings prior to such initial public offering. The Company agreed to indemnify Harvey B. Adams and the other stockholders in the event that Harvey B. Adams and the other stockholders are required to pay additional federal income taxes on certain undistributed income of the Company for periods prior to 1993, to the extent that such taxes result from a change by the Company in the method of reporting inventory for income tax purposes.

     Harvey B. Adams included on his personal federal income tax return filed for 1992 amounts that were includable in the income of the Company for the year ended January 31, 1990 relating to the change in the Company's method of reporting inventory for income tax purposes. In December 1993 the Company reimbursed Mr. Adams by offsetting the $390,000 against the then aggregate balance of Messrs. Harvey and Ronald Adams's promissory notes payable to the Company (aggregating $346,255 principal), with the remainder ($43,775) being applied against other amounts owed to the Company by Harvey B. Adams. Harvey B. Adams has indemnified the Company for the full amount of such offsets ($390,000), and to the extent of any additional taxes on income earned during the fiscal year ended January 31, 1990, in the event that the Company's manner of filing its tax returns as concerns such method of reporting inventory is not accepted and the Company incurs a federal income tax liability with respect thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

(a)(1)    Financial Statements - See Item 8 for the Index to Financial
          Statements.

(a)(2) Financial Statement Schedules - See Item 8 for the Index to Financial Statements (which includes the Index to Financial Statement Schedules)

(a)(3) Exhibits - The Exhibits listed below are filed or incorporated by reference as part of this report.

3.1       Articles of Incorporation of CSI, as amended.(1)

3.2       By-Laws of CSI.(1)

4.1       Specimen Certificate of CSI Common Stock.(3)

4.2       Form of Underwriter's Warrant Agreement.(3)

4.3 Form of 1993 Stock Option Plan, including forms of Incentive and Non-Qualified Stock Option Agreements.(1)

10.1 Stock Redemption Agreement, dated as of April 30, 1993, by and among CSI and Harvey B. Adams.(1)

10.2 Lease Agreement, dated April 15, 1992, for Jacksonville, Florida property, by and between CSI and Michael and Barbara Sigmon.(1)

10.3 Lease Agreement, dated April 15, 1992, for Apopka, Florida property, by and between CSI and Harvey and Ronald Adams.(1)

10.4 Lease Agreement, dated April 15, 1992, for Mulberry, Florida property, by and between CSI and Harvey Adams.(1)

10.5 Employment Agreement, dated as of April 30, 1993, by and between CSI and Harvey B. Adams.(1)

10.6 Employment Agreement, dated as of April 30, 1993, by and between CSI and Ronald J. Adams.(1)

10.7 Employment Agreement, dated as of April 30, 1993, by and between CSI and Michael Sigmon.(1)

Number    Description of Exhibit
------    ----------------------

10.8 Form of Amended Employment Agreement, dated as of April 30, 1993, by and between CSI and Harvey B. Adams.(2)

10.9 Form of Amended Employment Agreement, dated as of April 30, 1993, by and between CSI and Ronald J. Adams.(2)

10.10 Agreement, dated as of May 12, 1993, by and among CSI, Consolidated Metals Corporation and Cooper-Sullivan.(1)

10.11 Sale and Purchase Agreement, dated November 23, 1993, by and between Fuqua Homes, Inc. and R & H Partners.(4)

10.12     TransFinancial Leasing Corp. Master Equipment Lease.(4)

10.13     Ally Leasing Corporation Equipment Lease, dated October 7, 1993.(4)

10.14 Environmental Indemnification Agreement, dated January 28, 1994, by and between the Company and Ally Capital Corporation.(4)

10.15 Indemnification Letter Agreement, dated March 23, 1994, by and between Harvey B. Adams and the Company.(4)

10.16 Indemnification Letter Agreement, dated November 12, 1993, by and between Harvey B. Adams and the Company.(4)

10.17     Lease Agreement for Houston, TX facility.(7)

10.18 Stock Purchase Agreement, dated as of September 30, 1995, among Consolidated Stainless, Inc. ("CSI"), James Read Boles ("Boles") and the other stockholders (collectively, with Boles, the "Stockholders") of Flow Components, Inc. ("FCI") (without Schedules and Exhibits). (8)

10.19 First Amendment, dated as of October 31, 1995, to Stock Purchase Agreement. (8)

10.20 Second Amendment, dated as of January 22, 1995, to Stock Purchase Agreement. (8)

10.21 Employment Agreement, dated as of January 1, 1996 between CSI, FCI and Boles. (8)

10.22     Non-Competition Agreement between CSI and FCI with Boles. (8)

Number    Description of Exhibit
------    ----------------------

10.23     Non-Competition Agreement between CSI and FCI with Blaney. (8)

10.24     Non-Competition Agreement between CSI and FCI with Reinhart. (8)

10.25     Non-Competition Agreement between CSI and FCI with Callier. (8)

10.26 $3,885,684.15 Term Loan Agreement, dated January 22, 1996 between CSI and FCI, as Borrowers, and SunTrust, as lender (the "Equipment Loan Agreement"). (8)

10.27     $3,885,684.15 Term Note issued under Equipment Loan Agreement. (8)

10.28 Security Agreement on specified collateral between CSI and SunTrust issued under Equipment Loan Agreement. (8)

Number    Description of Exhibit
------    ----------------------

10.29 Security Agreement on specified collateral between FCI and SunTrust issued under Equipment Loan Agreement. (8)

10.30 Agreement to Purchase Certain Machinery and Equipment of Inductoweld Tube Corp., dated October 10, 1995, by and between Inductoweld Tube Corp. and the Company. (9)

10.31 Loan Agreement, dated October 12, 1995, by and between SouthTrust Bank of Orlando and the Company. (9)

10.32 Master Finance Lease Agreement, dated as of March 13, 1996, with SunTrust. (9)

10.33 Convertible Subordinated Debt Purchase Agreement with SunTrust Banks, Inc. (10)

10.34 Waiver and Modification Agreement No. 1 to Convertible Subordinated Note Purchase Agreement Amendment to Subordinated Debt Purchase Agreement with SunTrust Banks, Inc.

10.35     Loan and Security Agreement with Mellon Bank, N.A. ("Mellon Bank").

10.36     Open-End Mortgage and Security Agreement with Mellon Bank.

10.37     $25,000,000 Note to Mellon Bank.

10.38 Subordination Agreement between the Company, Mellon Bank and SunTrust Bank, Inc.

----------
1. Incorporated by reference, filed as an exhibit with the Company's Registration Statement on Form SB-2 on July 22, 1993, SEC File No. 33-66302-A.

2. Incorporated by reference, filed as an exhibit with Amendment No. 2. to the Company's Registration Statement on Form SB-2 on October 13, 1993.

3. Incorporated by reference, filed as an exhibit with Amendment No. 3. to the Company's Registration Statement on Form SB-2 on November 4, 1993.

4. Incorporated by reference, filed as an exhibit to the Company's Annual Report on Form 10-K on April 14, 1994.

5. Incorporated by reference, filed as an exhibit to the Company's Current Report on Form 8-K on August 1, 1994.

6. Incorporated by reference, filed as an exhibit to the Company's Current Report on Form 8-K on February 23, 1995.

7. Incorporated by reference, filed as an exhibit to the Company's Annual Report on Form 10-KSB for the 1994 fiscal year on March 30, 1995.

8. Incorporated by reference, filed as an exhibit to the Company's Current report on Form 8-K on February 5, 1996.

9. Incorporated by reference, filed as an exhibit to the Company's Annual Report on Form 10-KSB for the 1995 fiscal year on March 29, 1996.

10. Incorporated by reference, filed on November 14, 1996 as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

----------

(b)  Reports on Form 8-K

          None.

Report of Independent Certified Public Accountants

Board of Directors
Consolidated Stainless, Inc.

We have audited the accompanying balance sheets of Consolidated Stainless, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Stainless, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                                   BDO Seidman, LLP

Orlando, Florida
March 21, 1997

                                                   Consolidated Stainless, Inc.

                                                                 Balance Sheets

================================================================================

December 31,                                            1996              1995
--------------------------------------------------------------------------------
Assets (Note 6)

Current:
  Cash and cash equivalents                          $   273,914    $    94,319
  Accounts receivable:
    Trade, less allowance for possible

      losses of $129,000 and $100,000                  6,165,794      5,584,943
    Other                                                145,723         55,202
    Insurance proceeds receivable (Note 5)                  --          804,366
  Due from stockholders                                  279,895        193,806
  Inventories (Notes 4 and 13)                        21,321,810     22,281,240
  Refundable income taxes                                957,475        151,059
  Prepaid expenses                                       206,840        300,681
  Deferred income taxes (Note 10                         292,800        235,500
--------------------------------------------------------------------------------
         Total current assets                         29,644,251     29,701,116
--------------------------------------------------------------------------------
Property and equipment, (Note 5),
  less accumulated depreciation and amortization      17,513,878     11,526,318
--------------------------------------------------------------------------------
Other assets:
  Deferred financing costs, less accumulated
    amortization of $166,394 and $1,952                  357,245         85,938
  Deposits on property and equipment                        --          599,127
  Goodwill, less accumulated amortization of
    $176,916 (Note 3)                                  3,575,587           --
  Other                                                  161,290        350,520
--------------------------------------------------------------------------------
         Total other assets                            4,094,122      1,035,585
--------------------------------------------------------------------------------


                                                    $ 51,252,251   $ 42,263,019
================================================================================

                                                   Consolidated Stainless, Inc.

                                                                 Balance Sheets

================================================================================

December 31,                                            1996              1995
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                   $ 4,379,114    $ 6,346,754
  Book overdrafts                                        702,116      3,181,657
  Due to stockholders                                    563,158           --
  Accrued expenses:
    Payroll and related taxes                            528,312        494,509
    Interest                                             228,704        270,765
    Other                                                657,695        223,139
  Current maturities of long-term debt
    (Note 6)                                           4,989,411        481,550
  Current portion of capital lease
    obligations (Note 9)                                 862,004        778,631
--------------------------------------------------------------------------------
         Total current liabilities                    12,910,514     11,777,005

Long-term debt, less current maturities
  (Note 6)                                            26,772,909     17,097,544
Long-term capital lease obligations,
  less current portion (Note 9)                        1,957,497      2,293,192
Deferred income taxes (Note 10)                          393,000        570,800
--------------------------------------------------------------------------------
         Total liabilities                            42,033,920     31,738,541
--------------------------------------------------------------------------------
Commitments and contingencies (Notes 9 and 12)              --             --

Stockholders' equity (Notes 8 and 9):
  Preferred stock $.01 par - shares authorized
    2,000,000; none issued                                  --             --
  Common stock $.01 par - shares authorized
    15,000,000; issued and outstanding
    4,465,866 and 4,212,181                               44,659         42,122
  Additional paid-in capital                           7,741,039      6,300,708
  Retained earnings                                    1,432,633      4,181,648
--------------------------------------------------------------------------------
         Total stockholders' equity                    9,218,331     10,524,478
--------------------------------------------------------------------------------


                                                    $ 51,252,251   $ 42,263,019
================================================================================

                                 See accompanying notes to financial statements.

                                                   Consolidated Stainless, Inc.

                                                       Statements of Operations

================================================================================


Year ended December 31,                      1996            1995             1994
---------------------------------------------------------------------------------------

Sales                                    $ 50,822,978    $ 45,518,335    $ 28,098,544

Cost of sales                              42,676,056      32,269,490      22,359,782
Inventory write-down (Note 13)              2,515,377              --              --
---------------------------------------------------------------------------------------
         Gross profit                       5,631,545      13,248,845       5,738,762

Selling, general and administrative
   expenses                                 7,067,012       6,992,709       5,643,283
---------------------------------------------------------------------------------------
         Income (loss) from operations     (1,435,467)      6,256,136          95,479
---------------------------------------------------------------------------------------
Other income (expenses):
  Interest                                 (3,003,386)     (1,486,176)       (820,893)
  Costs of abandoned public offering             --          (533,415)           --
  Other                                       337,538         122,702         251,825
---------------------------------------------------------------------------------------
                                           (2,665,848)     (1,896,889)       (569,068)
---------------------------------------------------------------------------------------
         Income (loss) before taxes
           on income                       (4,101,315)      4,359,247        (473,589)


Taxes on income (benefit) (Note 10)        (1,352,300)      1,704,200        (161,148)
---------------------------------------------------------------------------------------
Net income (loss)                        $ (2,749,015)   $  2,655,047    $   (312,441)
=======================================================================================
Earnings (loss) per share                $       (.63)   $        .60    $       (.07)
=======================================================================================
Weighted average number of common
  shares and share equivalents
  outstanding                               4,385,456       4,460,096       4,180,875
=======================================================================================

                                 See accompanying notes to financial statements.

                                                   Consolidated Stainless, Inc.

                                             Statements of Stockholders' Equity

================================================================================

                                                                              Additional
                                                          Common Stock          Paid-in      Retained
                                                      Shares        Amount      Capital      Earnings
---------------------------------------------------------------------------------------------------------

Balance, December 31, 1993                          4,177,506   $    41,775   $ 5,919,585   $ 1,839,042

  Issuance of common stock for
    services rendered                                  10,125           101        40,399          --

  Cancellation of notes payable
    to stockholders                                      --            --         178,159          --

  Net loss                                               --            --            --        (312,441)
---------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                          4,187,631        41,876     6,138,143     1,526,601

  Exercise of stock options                            24,550           246       108,265          --

  Tax benefit related to employee stock options          --            --          54,300          --

  Net income                                             --            --            --       2,655,047
---------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                          4,212,181        42,122     6,300,708     4,181,648

  Exercise of stock options                            31,500           315       141,830          --

  Exercise of stock warrants                          125,885         1,259       464,039          --

  Purchase of Flow Components, Inc. (Note 3)           70,000           700       594,300          --

  Purchase of Twenty First Century
    Metals, Inc. (Note 3)                              26,300           263       229,862          --

  Tax benefit related to employee stock options          --            --          10,300          --

  Net loss                                               --            --            --      (2,749,015)
---------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                          4,465,866   $    44,659   $ 7,741,039   $ 1,432,633
=========================================================================================================

                                 See accompanying notes to financial statements.

                                                   Consolidated Stainless, Inc.

                                                       Statements of Cash Flows

================================================================================


Year ended December 31,                                                   1996            1995            1994
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                 $ (2,749,015)   $  2,655,047    $   (312,441)
  Adjustments to reconcile net income (loss) to net cash
    used for operating activities:
      Depreciation                                                     1,318,039         845,794         600,591
      Amortization                                                       456,655         172,479         176,266
      Gain on disposal of property and equipment                        (235,007)        (38,744)        (39,738)
      Common stock issued for services rendered                             --              --            40,500
      Deferred income taxes                                             (440,100)        544,300         (36,800)
      Cash provided by (used for), net of effect of acquisitions:
        Accounts receivable                                            1,193,628        (739,626)     (1,484,425)
        Insurance proceeds receivable                                    230,592        (804,366)           --
        Due from stockholders                                            (86,089)          9,246         (86,462)
        Inventories                                                    5,655,328     (12,083,519)     (3,823,925)
        Refundable income taxes                                         (806,416)        315,106        (463,377)
        Prepaid expenses                                                 154,686        (213,384)        (78,688)
        Accounts payable                                              (5,138,676)        429,611       3,603,879
        Due to related parties                                              --              --            (3,406)
        Due to stockholders                                                 --           (45,000)         50,112
        Accruals                                                         119,733         592,334        (124,704)
        Rental deposits                                                     --            (4,000)          4,000
------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities                                  (326,642)     (8,364,722)     (1,978,618)
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property and equipment                                  (3,152,593)     (1,405,381)     (1,309,783)
  Proceeds from the disposition of property and equipment                343,967         852,888          63,910
  Deposits on equipment                                                     --          (409,299)           --
  Increase in other assets                                              (155,215)       (201,026)        (64,142)
  Purchase of Flow Components, Inc.                                   (4,093,101)           --              --
  Purchase of Twenty First Century Metals, Inc.                         (135,798)           --              --
------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                (7,192,740)     (1,162,818)     (1,310,015)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase (decrease) in book overdrafts                              (2,479,541)      3,181,657            --
  Net proceeds under revolving lines of credit                         1,572,442       7,049,682       3,897,281
  Repayments of long-term debt                                        (2,617,316)       (307,212)       (446,298)
  Proceeds from long-term debt                                        11,857,911         393,104          10,339
  Repayments of capital lease obligations                             (1,369,367)       (638,194)       (256,734)
  Proceeds (repayments) of notes payable to stockholders                 563,158          (6,346)        (83,063)
  Deferred financing costs                                              (435,753)       (177,799)        (72,841)
  Distributions to stockholder                                              --              --          (434,107)
  Proceeds from exercise of stock options                                142,145         108,511            --
  Proceeds from exercise of warrants                                     465,298            --              --
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                              7,698,977       9,603,403       2,614,577
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     179,595          75,863        (674,056)

Cash and cash equivalents, beginning of year                              94,319          18,456         692,512
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                              $    273,914    $     94,319    $     18,456
==================================================================================================================

                                 See accompanying notes to financial statements.

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

1. Summary of       Inventories
   Significant
   Accounting       Inventories are valued at the lower of average cost or
   Policies         market.

                    Property, Equipment and Depreciation

                    Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting and by accelerated methods for income tax purposes.

                    Deferred Financing Costs

                    Deferred financing costs related to a secured line of credit agreement, a convertible subordinated debt agreement, mortgages payable and other loan agreements are capitalized and amortized over the term of the loans (see Note ).

                    Goodwill

                    Goodwill represents acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of the value of ongoing client relationships and goodwill. These costs are being amortized over 20 years on a straight-line basis. Goodwill is evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. Adoption of this pronouncement did not have a material impact on the financial statements.

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

                    Book Overdrafts

                    Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified as "book overdrafts" in the balance sheet. In accordance with the Company's agreement with a financial institution, all cash receipts are applied against the revolving line of credit, and a daily draw is requested to cover checks clearing the bank.

                    Revenue Recognition

                    Sales are recognized upon shipment of products to customers.

                    Earnings (Loss) Per Share

                    Earnings (loss) per common share are based on the weighted average number of common shares and dilutive common stock equivalents outstanding during each period after giving effect to the stock split described in Note . Common stock equivalents include warrants and options and have not been included for 1996 and 1994 since their effect would be antidilutive.

                    Taxes on Income

                    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

                    Reclassifications

                    Certain amounts from the 1995 and 1994 financial statements were reclassified to conform to current year presentation.

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

                    Use of Estimates

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    Fair Value of Financial Instruments

                    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1996.

                    The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, trade receivables, accounts payable, book overdrafts and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

2. Nature of        Consolidated Stainless, Inc. (the "Company") manufactures
   Operations       welded stainless steel pipe, ornamental and structural
                    tubing, flanges, nipples and buttweld fittings and is a distributor of welded and seamless stainless steel pipe, tubing, flanges, nipples, fittings and related products, including those containing exotic alloys. The Company's stainless steel products are used by a variety of original equipment manufacturers and other industrial and commercial end-users. The Company manufactures stainless steel pipe and buttweld fittings at its Auburndale, Florida facility, ornamental and structural tubing at its Eaton

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

                    Park, Florida facility and flanges and nipples at its Houston, Texas facility. In addition to its manufacturing facilities, the Company maintains distribution centers in Auburndale, Jacksonville and Orlando, Florida and in Atlanta, Georgia; Los Angeles, California; Houston, Texas; and Chicago, Illinois.

3. Acquisitions     Performance Metals Acquisition

                    Effective on August 29, 1994, the Company, through a wholly-owned subsidiary, consummated a merger with Performance Metals, Inc. ("Performance"), with Performance becoming a wholly-owned subsidiary of the Company. Performance was incorporated in Houston, Texas in 1991 and is a master distributor of nickel alloy piping products and accessories. The Company issued 202,500 shares of its common stock for all outstanding shares of all classes of Performance capital stock. The merger was accounted for as a pooling of interests, and therefore, the financial statements of the Company have been restated to include the accounts and results of operations of Performance for all periods presented herein.

                    Flow Components Acquisition

                    Effective January 1, 1996, the Company purchased all of the outstanding shares of capital stock of Flow Components, Inc. ("Flow") for $3,650,000 in cash and 70,000 unregistered shares of the Company's common stock. The Company also retired approximately $2,461,000 of debt owed by Flow. The acquisition has been recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $3,300,000, which has been accounted for as goodwill. The operating results of Flow are included in the Company's results of operations from the date of acquisition.

                    Twenty First Century Metals Acquisition

                    On June 21, 1996, the Company purchased all of the outstanding shares of common stock of Twenty First Century Metals, Inc. ("Century") for $135,798 in cash and 26,300 unregistered shares of the Company's common

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

                    stock. The acquisition has been recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $429,000, which has been accounted for as goodwill. The operating results of Century are included in the Company's results of operations from the date of acquisition.

                    The following unaudited pro forma summary presents the results of operations as if the Flow and Century acquisitions had occurred at the beginning of 1995, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects, and does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

                    Year ended December 31,                 1996           1995
                    ------------------------------------------------------------
                    Sales                           $ 51,702,459   $ 58,995,984
                    Net income (loss)               $ (2,904,627)  $  2,871,744
                    Earnings (loss) per share$              (.66)  $        .64
                    ============================================================

4. Inventories      Inventories are summarized as follows:

                    December 31,                            1996           1995
                    ------------------------------------------------------------
                    Raw materials                   $  3,448,499   $  7,623,257
                    Work in process                    1,171,911        384,437
                    Finished goods                    16,701,400     14,273,546
                    ------------------------------------------------------------
                                                    $ 21,321,810   $ 22,281,240
                    ============================================================

                    All inventories are pledged as collateral (see Note 6.

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

5. Property and     Property and equipment are summarized as follows:
   Equipment

                                             Useful
                    December 31,              Lives          1996          1995
                    ------------------------------------------------------------
                    Land                              $ 1,146,729   $   975,290
                    Buildings and
                      leasehold
                      improvements         5-40 yrs.    4,315,748     2,130,315
                    Machinery and shop
                      equipment            5-25 yrs.   14,195,997     9,324,827
                    Office furniture and
                      equipment            5-10 yrs.    1,488,312       662,778
                    Vehicles                  5 yrs.      466,047       515,073
                    Construction in
                      progress                  --        188,963       519,149
                    ------------------------------------------------------------
                                                       21,801,796    14,127,432
                    Less accumulated
                     depreciation
                     and amortization                   4,287,918     2,601,114
                    ------------------------------------------------------------
                                                     $ 17,513,878   $11,526,318
                    ============================================================

                    All property and equipment is pledged as collateral (see
                    Note 6.

                    Property and equipment includes assets acquired under capital leases with a cost of $4,647,000 and accumulated depreciation of $654,000 at December 31, 1996.

                    The Company's building located in New York was destroyed by fire in December 1995. The Company retired the building and recorded insurance proceeds receivable of $804,366 as of December 31, 1995. During 1996, the insurance company paid off the mortgage on the building of $573,774 (see Note ), and the Company received net proceeds of $435,666 and recorded a gain of $205,074.

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

6. Long-Term   Long-term debt consists of the following:
   Debt
                    December 31,                            1996           1995
                    ------------------------------------------------------------

                    Borrowings under line of
                      credit (see below).           $ 16,827,478   $ 13,049,682

                    Term loan (see below).             3,600,000           --

                    $3,885,684 note payable,
                     interest at 11.44%,
                     principal and interest of
                     $80,510 payable monthly
                     through January 2001,
                     balloon payment of $469,078
                     due February 2001,
                     collateralized by equipment.      3,431,894           --

                    Convertible subordinated debt
                     see below).                       2,551,510           --

                    $1,650,000 note payable
                     for equipment purchase,
                     interest at 8.73%, principal
                     and interest of $34,036
                     payable through 2000,
                     collateralized by equipment.      1,329,744      1,606,204

                    Various notes for equipment
                     purchases, interest ranging
                     from 8.5% - 13.3%, principal
                     and interest of approximately
                     $28,200 payable monthly within
                     five years, collateralized by
                     machinery and office equipment.   1,104,800        328,728

                    $1,060,000 mortgage payable
                     to bank, interest at 8%,
                     principal and interest of
                     $10,130 payable through 2000,
                     and adjusted monthly payments
                     thereafter through 2005 and
                     2010 based on assumed 10-year
                     and 5-year amortization,
                     respectively. Collateralized by
                     Auburndale real property.         1,020,056      1,056,937

                    $855,000 mortgage payable for
                     California property, interest
                     at 8%, principal and interest
                     of $8,170 payable monthly
                     through 2011, collateralized
                     by California real property.        830,145        855,000

                    $750,000 mortgage payable to
                     bank, interest at 7.80%,
                     principal and interest of
                     $7,082 payable monthly
                     through 2011, collateralized
                     by Eaton Park real property.        732,615           --

                    $232,800 mortgage payable to
                     bank, interest at 9.01%,
                     principal and interest of
                     $2,362 payable monthly through
                     April 2001, balloon payment of
                     $186,415 due April 2001,
                     collateralized by Georgia
                     real property.                      227,929           --

                    Various notes for vehicle purchases,
                     interest ranging from 8.5% - 9.5%,
                     principal and interest of
                     approximately $7,300 payable
                     monthly within three years,
                     collateralized by company
                     vehicles.                           106,149        108,769

                    $750,000 mortgage payable to
                     bank, principal and interest
                     (8.0% at December 31, 1995)
                     of $5,400 payable monthly
                     through 2019, collateralized
                     by real property. Paid off
                     during 1996 from insurance
                     proceeds (see Note 5).                 --          573,774
                    ------------------------------------------------------------
                                                      31,762,320     17,579,094
                    Less current maturities            4,989,411        481,550
                    ------------------------------------------------------------
                        Total long-term debt       $  26,772,909    $17,097,544
                    ============================================================

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

                    The aggregate amount of the maturities of long-term debt maturing in future years is as follows as of December 31, 1996:

                    ------------------------------------------------------------
                    1997                                            $ 4,989,411
                    1998                                             18,315,428
                    1999                                              1,542,183
                    2000                                              1,597,795
                    2001                                                667,275
                    Thereafter                                        4,650,228
                    ------------------------------------------------------------
                                                                    $31,762,320
                    ============================================================

                    Line of Credit and Term Loan

                    On January 22, 1996, the line of credit agreement, which existed at December 31, 1996 and 1995, was restructured by the Company by entering into a Revolving Line of Credit and Term Loan Agreement (the "Loan Agreement") whereby the Company was able to borrow up to $17,000,000 as a revolving credit line and $4,500,000 on a term loan basis from two banks. The maturity date for the term loan was the earlier of December 31, 1997 or the completion of a public equity offering by the Company. The maturity date for borrowings under the revolving line of credit was May 31, 1998. On June 18, 1996, the Company increased the maximum availability of borrowings under the Revolving Line of Credit to $18,000,000. The interest rates on all borrowings under the Loan Agreement were variable margins over either the fluctuating prime rate of interest or the fluctuating LIBOR rate. At December 31, 1996, the Company was paying a rate on the Revolving Line of Credit of 8.25% (LIBOR plus 2.75%) on $16,650,000 of the outstanding balance and 8.625% (prime plus .375%) on the remaining outstanding balance. Interest on the Term Loan was 8.75% (LIBOR plus 3.25%) at December 31, 1996. Borrowings under the Loan Agreement were collateralized by all of the assets of the Company, other than real property and specified equipment already subject to liens in favor of other lenders.

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

                    On March 13, 1997, the Loan Agreement was replaced by a Revolving Line of Credit Agreement (the "LOC Agreement") with a different bank whereby the Company is able to borrow up to $25,000,000. The maturity date for the LOC Agreement is March 10, 2001. The interest rates on all borrowings under the LOC Agreement are variable margins over either the fluctuating prime rate of interest or the fluctuating LIBOR rate. Borrowings under the LOC Agreement are collateralized by all of the assets of the Company other than real property and specified equipment already subject to liens in favor of other lenders. The agreement contains certain financial and operating covenants which were retroactive to December 31, 1996. The covenants include requirements on capital expenditures, net loss and net worth levels, the satisfaction of certain financial ratios and a restriction on the payment of dividends to shareholders.

                    Convertible Subordinated Debt

                    On October 24, 1996, the Company sold a convertible subordinated note (the "Note") in the principal amount of $2,500,000 to one of its banks. Interest on the Note is 10.75% and is payable quarterly, but may be deferred at the Company's election for a period of up to two years. The deferred interest may be paid at any time prior to January 1, 1999 by paying the deferred interest plus 15% per year multiplied by such deferred interest. The bank may convert any deferred and unpaid interest into additional shares of nonvoting common stock on or after January 1, 1999. As of December 31, 1996, the Company had deferred interest amounting to $51,510. The Note may not be prepaid in whole prior to October 18, 1999 or in part at any time. The principal amount of the Note and any accrued interest is due on December 31, 2006, the mandatory redemption date. The Note and accrued interest may be converted by the bank at any time at a conversion price of $6.09 up to a maximum of 4.95% of the outstanding voting common stock on the date of conversion (221,060 shares at December 31, 1996). The balance of principal plus accrued interest will be converted into non-voting common stock which is to be authorized in 1997. The Note contains certain financial and operating covenants, including requirements that the Company satisfy certain financial ratios, a minimum net worth requirement and a restriction on the payment of dividends to shareholders.

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

7. Supplemental     Cash and cash equivalents include checking accounts and
   Cash Flow        money market funds. For purposes of the statements of cash
   Information      flows, the Company considers all highly liquid debt
                    instruments purchased with a maturity of three months or less to be cash equivalents.

                    Cash paid during 1996, 1995 and 1994 for interest was $3,045,447, $1,296,265 and $951,954, respectively. Cash paid for income taxes during 1996, 1995 and 1994 was $130,911, $764,965 and $508,033, respectively. The Company's non-cash investing and financing activities were as follows:

                                                   1996        1995        1994
                    ------------------------------------------------------------

                    Long-term debt and
                     capital lease obligations
                     incurred in connection
                     with the purchase of
                     property and equipment  $2,246,547  $3,769,491  $3,651,487

                    Tax benefit related to
                     employee stock options
                     recorded as additional
                     paid-in capital             10,300      54,300         --

                    Common stock issued for
                     the purchase of Flow and
                     Century (see Note 3)       825,125         --           --

                    Redemption of mortgage
                     payable paid directly by
                     insurance company related
                     to building destroyed by
                     fire (see Notes 5 and 6)   573,774         --           --

                    Notes payable to
                     stockholders canceled and
                     contributed to capital         --          --      178,159
                    ============================================================

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

8. Capital Stock    Authorized Shares and Stock Split

                    On August 9, 1995, the Company's Articles of Incorporation were amended to increase the authorized shares of common stock from 10,500,000 to 15,000,000 shares and to increase the authorized shares of preferred stock from 500,000 to 1,000,000 shares. On May 31, 1995, the Company's Board of Directors approved a 3-for-2 stock split with respect to the common stock. The earnings-per-share calculation and all share information contained in these financial statements have been retroactively adjusted to give effect to the increases in authorized shares and the stock split. On October 17, 1996, the Company's Articles of Incorporation were amended to increase the authorized shares of preferred stock from 1,000,000 to 2,000,000 shares.

                    Stock Options

                    On November 1, 1993, the Company adopted the 1993 Stock Option Plan (the Plan) pursuant to which 300,000 shares (increased to 800,000 shares in July 1995) of common stock have been reserved for issuance upon the exercise of options designated as either an "incentive stock option" or as a "nonqualified stock option." These options may be granted to employees, consultants or representatives of the Company and are exercisable within five years from the date of grant.

                    The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options issued to employees. Accordingly, no compensation cost has been recognized for options granted to employees at exercise prices which equal or exceed the market price of the Company's common stock at the date of grant. Options granted at exercise prices below market prices are recognized as compensation cost measured as the difference between market price and exercise price at the date of grant.

                    Statement of Financial Accounting Standards No. 123 (FAS
                    123) "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options had been determined in

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

                    accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no dividend yield for both years; an expected life of five years for both years; expected volatility of 42% and 38%; and risk-free interest rates of 5.8% and 6.2%.

                    Under the accounting provisions of FAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                            1996           1995
                    ------------------------------------------------------------
                    Net income (loss)
                          As reported               $ (2,749,015)  $  2,655,047
                          Pro forma                   (3,249,138)     1,562,552

                    Earnings (loss) per share
                          As reported                       (.63)           .60
                          Pro forma                         (.74)           .35
                    ============================================================

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

A summary of the status of options under this plan as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates are presented below:


                                             1996                        1995                      1994
                                             ----                        ----                      ----
                                             Weighted-Average           Weighted-Average           Weighted-Average
                                    Shares     Exercise Price     Shares  Exercise Price    Shares   Exercise Price
-------------------------------------------------------------------------------------------------------------------

Balance at beginning of year       658,350           $  7.55    219,450          $ 4.42         --         $   --
  Granted                          383,500              5.57    466,000            8.85    219,450           4.42
  Exercised                        (31,500)             4.51    (24,550)           4.42         --             --
  Forfeited                         (6,500)             8.90     (2,550)           5.56         --             --
  Canceled                        (300,000)             9.25         --              --         --             --
                                  --------                      -------                    -------
Balance at end of year             703,850              5.87    658,350            7.55    219,450           4.42
                                  ========                      =======                    =======

Options exercisable at year end    388,850           $  6.47    658,350          $ 7.55    219,450         $ 4.42

Options granted during the year
  at exercise prices which exceed
  market price of stock at date
  of grant:
    Weighted average exercise
      price                             --           $    --     16,000          $11.88         --         $   --
    Weighted average fair value         --                --     16,000            4.08         --             --

Options granted during the year
  at exercise prices which equal
  market price of stock at date
  of grant:
    Weighted average exercise
      price                        383,500           $  5.57    450,000          $ 8.74    219,450         $ 4.42
    Weighted average fair value    383,500              2.64    450,000            3.84         --             --

The following table summarizes information about options under the plan outstanding at December 31, 1996:


                                          Options Outstanding                            Options Exercisable
                                          -------------------                            -------------------
                                   Number  Weighted-Average                               Number
Range of                      Outstanding         Remaining   Weighted-Average       Exercisable   Weighted-Average
Exercise Prices          at Dec. 31, 1996  Contractual Life     Exercise Price  at Dec. 31, 1996     Exercise Price

-------------------------------------------------------------------------------------------------------------------

$ 4.42 to  5.67                   555,350        4.0 years             $  4.97           240,350           $  4.77
$ 5.92 to  8.50                    78,000        3.7                      7.97            78,000              7.97
$10.25 to 12.00                    70,500        3.7                     10.62            70,500             10.62
                                 --------                                               --------
                                  703,850        3.8                      5.87           388,850              6.47
                                 ========                                               ========


During 1996, the Company modified 150,000 and 150,000 options previously granted under the plan with original exercise prices of $8.25 and $10.25, respectively, by decreasing the exercise price to $5.13, which equaled the market price of the Company's common stock at the date of modification. In addition, these options were extended to September 2001 but are not exercisable until March 1997. The increase in the fair value of these options due to the modification is included in the 1996 pro forma FAS 123 disclosures.

During 1996, the Company issued 50,000 options outside of the Plan to an employee. These options have an exercise price of $5.13 per share, which equaled the market price of the Company's common stock at the date of grant. The fair value of these options is included in the 1996 pro forma FAS 123 disclosures. The options are exercisable for the period from March 1997 through September 2001.

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

                    Stock Warrants

                    The following warrants were outstanding as of December 31, 1996:

                                                      Exercise
                                              Shares     Price  Expiration Date
                    ------------------------------------------------------------
                    Underwriter's warrants    34,115     $3.67   November 1998
                    Performance warrants      65,000     $4.00      August 1999
                    Flow warrants            200,000     $9.25    December 1998
                    Consultant warrants        5,000     $5.25    November 2001
                    ============================================================

                    The above warrants were issued at exercise prices which equaled the market price of the Company's common stock at the date of grant. During 1996, 115,885 of the underwriter's warrants and 10,000 of the Performance warrants were exercised, resulting in $465,298 of proceeds to the Company. None of the Flow or Consultant warrants were exercised as of December 31, 1996.

                    Shares Reserved

                    At December 31, 1996, the Company has reserved common stock for future issuance under all of the above arrangements and the convertible subordinated debt (see Note ) totaling 1,319,125 shares.

9. Commitments      Leases
   and
   Contingencies    The Company conducts certain of its operations from leased facilities including land and buildings in Orlando, Tampa and Jacksonville, Florida; Houston, Texas; and Chicago,
                    Illinois. The Orlando, Tampa and Jacksonville facilities are leased from stockholders. The Company also leases certain computer equipment and vehicles. These leases are classified as operating leases and expire on various dates from 1997 through 2010. Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs.

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

                    The Company also leases machinery and equipment under capital leases that expire on various dates from 1997 through 2002.

                    As of December 31, 1996, future net minimum lease payments under capital leases and future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                                                         Capital      Operating
                                                          Leases         Leases
                    ------------------------------------------------------------
                    1997                             $ 1,123,650    $   414,500
                    1998                               1,118,437        174,100
                    1999                                 695,270        144,300
                    2000                                 206,992        137,800
                    2001                                 188,693        109,600
                    Thereafter                            15,608        986,300
                    ------------------------------------------------------------
                    Total minimum lease payments       3,348,650    $ 1,966,600
                                                                    ===========

                    Less amount representing interest    529,149
                                                         -------
                    Present value of minimum
                      lease payments                 $ 2,819,501
                                                     ===========

                    Rental expense under all operating leases was approximately $726,000, $656,000 and $563,000 during the years ended
                    December 31, 1996, 1995 and 1994, respectively. The rental expense includes amounts for leases with its stockholders of approximately $197,600, $181,400 and $182,200 during the years ended December 31, 1996, 1995 and 1994, respectively.

                    Employment Agreements

                    The Company has entered into employment agreements with certain key executives for periods up to five years. The agreements provide for base compensation as follows:

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

                    Year ended December 31,
                    ------------------------------------------------------------
                    1997                                             $1,040,300
                    1998                                                549,000
                    1999                                                434,000
                    2000                                                338,700
                    2001                                                112,500
                    ============================================================

                    Stock Redemption

                    The Company has entered into a stock redemption agreement with the principal stockholder of the Company, pursuant to which the Company has agreed under certain conditions to redeem and repurchase from the stockholder, upon his request, shares having a then-market value equal to up to $2,500,000 at any time during the three-month period commencing January 1, 2000 and ending March 31, 2000. The Company may satisfy its obligation to repurchase such shares by registering such shares for resale on behalf of the stockholder at the Company's expense. To the extent that the stockholder has received proceeds from the sales of, or has otherwise transferred, Company common stock on or prior to the repurchase or registration of the shares of stock, the Company's repurchase or registration obligations will be reduced proportionately.

                    New Jersey Environmental Cleanup

                    By reason of its lease of the Dover facility to the Company in 1992, the prior owner of the equipment and assets purchased by the Company and the current lessor of the facility to the Company are required to comply with the provisions of the New Jersey Industrial Site Recovery Act ("ISRA"). The Company cannot at this time estimate the extent or cost of remedial activities that may be required. In the opinion of management and legal counsel, the Company does not have any liability for the costs of the above remedial activities under ISRA, as amended. Furthermore, the Company has entered into an agreement with both the former owner of the equipment and assets it acquired and the current lessor of the facility to the Company pursuant to which such persons have agreed to indemnify the Company for any costs and

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

                    expenses which may be incurred by the Company as a result of any failure of the owner or of the current lessor to comply with the requirements of ISRA.

                    Legal Proceedings

                    The Company is party to various legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect upon the Company's financial position.

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

10. Taxes on        The provisions for income taxes (benefit) are in accordance
    Income          with FAS 109 and are made up of the following:

                    Year ended December 31,     1996         1995          1994
                    ------------------------------------------------------------
                    Current:
                      Federal             $ (921,100)  $  964,800   $ (122,683)
                      State                    8,900      195,100       (1,665)
                    ------------------------------------------------------------
                                            (912,200)   1,159,900     (124,348)
                    ------------------------------------------------------------
                    Deferred:
                      Federal               (381,900)     448,200      (30,500)
                      State                  (58,200)      96,100       (6,300)
                    ------------------------------------------------------------
                                            (440,100)     544,300      (36,800)
                    ------------------------------------------------------------
                    Taxes on income
                     (benefit)           $(1,352,300)  $1,704,200   $ (161,148)
                    ============================================================

                    The provision for income taxes (benefit) differs from the amounts computed by applying Federal statutory rates to the income (loss) before taxes due to the following:

                    Year ended December 31,     1996         1995          1994
                    ------------------------------------------------------------
                    Provision for Federal
                      income taxes at the
                      statutory rate      $(1,394,500) $1,482,100   $ (161,200)

                    Increase (decrease):
                      State income taxes, net
                      of federal tax benefit  (43,400)    195,100       (5,300)
                          Other                85,600      27,000        5,352
                    ------------------------------------------------------------
                    Taxes on income
                      (benefit)           $(1,352,300) $1,704,200   $ (161,148)
                    ============================================================

                    Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of the net deferred tax assets consist of the following:

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

                    December 31,                         1996          1995
                    ------------------------------------------------------------
                    Deferred tax assets:
                      Provision for bad debts       $     49,000   $     38,500
                      Inventory overhead
                       (UCR adjustment)                  265,600        227,900
                      Net operating loss
                        carryforwards                    955,600           --
                    ------------------------------------------------------------
                    Gross deferred tax assets          1,270,200        266,400
                    Valuation allowance                     --             --
                    ------------------------------------------------------------
                    Total deferred tax assets          1,270,200        266,400
                    ------------------------------------------------------------
                    Deferred tax liabilities:
                      Change from cash to accrual
                        method                              --          (30,900)
                      Depreciation                    (1,348,600)      (570,800)
                      Other                              (21,800)          --
                    ------------------------------------------------------------
                    Total deferred tax liabilities    (1,370,400)      (601,700)
                    ------------------------------------------------------------
                    Total net deferred tax
                      liabilities                       (100,200)      (335,300)
                    Less current deferred tax assets    (292,800)      (235,500)
                    ------------------------------------------------------------
                    Long-term deferred tax
                      liabilities                   $   (393,000)  $   (570,800)
                    ------------------------------------------------------------

                    At December 31, 1996, the Company had unused net operating losses to carry forward against future years' taxable income of approximately $2,476,000 and $5,196,000 for federal and state tax purposes, respectively, expiring in 2011.

                    During 1993, the Company filed with, and subsequently withdrew from, the Internal Revenue Service an application for permission to change its method of accounting for inventories for income tax purposes to conform with the method used for financial reporting purposes. The difference between the two methods, which was approximately $3,083,000, has been reported as additional taxable income in tax returns filed for periods in which the Company had elected to be taxed as an S corporation. The Company had previously recorded a provision for income taxes amounting to $390,000, which represented the estimated income taxes that would have been paid for the year ended January 31, 1990, which was prior to its election to be treated

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

                    as an S corporation. Since this income has now been reported as taxable income in periods in which the Company had elected to be taxed as an S corporation and the stockholders have included this income in their personal tax returns, the $390,000 has been offset against advances previously made to the stockholders.

                    In the event that the Internal Revenue Service requires the Company to recognize this additional taxable income in a period that would increase the Company's tax liability, the Company's principal stockholder has agreed to indemnify the Company for any additional liability it may incur as a result of this change.

11. Concentration   The Company purchased approximately 11%, 42% and 44% of its
    of Suppliers    products from one supplier, two suppliers and four suppliers during the years ended December 31, 1996, 1995 and 1994, respectively.

                    The Company purchases a substantial amount of raw materials from foreign suppliers. Management believes that there are adequate alternative domestic sources of supply to furnish such products at competitive prices in the event that it is no longer able to purchase products from any of such suppliers in the future.

12. Employee        Effective January 1, 1996, the Company adopted the
    Benefit Plan    Consolidated Stainless, Inc. 401(k) Retirement Savings Plan.
                    The plan covers all employees with more than three months of service and allows employees to contribute up to 15% of their income to the plan. The Company may contribute to the plan at its discretion. As of December 31, 1996, the Company had not made a qualified matching contribution to the plan.

                                                   Consolodated Stainless, Inc.

                                                  Notes to Financial Statements

================================================================================

13. Significant     During the fourth quarter ended December 31, 1996, the
    Fourth Quarter  Company recorded a significant adjustment of $2,515,377 to
    Adjustment      reduce inventory to the lower of cost or market.

                                   SCHEDULE II

                          CONSOLIDATED STAINLESS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1996, 1995 and 1994

                                                                      Additions
                                                                      Charged to
                                                Balance at              Costs,                                    Balance
                                                 Beginning             Expenses                                   at End
                 Description                      of Year              and Other           Deductions             of Year
                 -----------                      -------              ---------           ----------             -------

Year ended December 31, 1996:

         Allowance for doubtful accounts         $100,000              $256,176             $226,974              $129,202

Year ended December 31, 1995:

         Allowance for doubtful accounts         $100,000              $187,900             $187,900              $100,000

Year ended December 31, 1994:

         Allowance for doubtful accounts         $201,080              $       0            $101,080(1)           $100,000

----------
(1) Includes a $25,875 reduction in the estimate of the allowance for doubtful accounts balance.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 14, 1997

                                          CONSOLIDATED STAINLESS, INC.


                                          By:   /S/ Harvey B. Adams
                                              ---------------------------
                                              Harvey B. Adams, Chairman

          In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

         Signatures                        Title                 Date
         ----------                        -----                 ----

 /S/ Harvey B. Adams       Chairman of the Board              April 14, 1997
-----------------------    and Chief Executive Officer
Harvey B. Adams


 /S/ Ronald J. Adams       President, Chief Operating         April 14, 1997
-----------------------    Officer and Director
Ronald J. Adams


 /S/ Burton R. Chasnov     Executive Vice President,
-----------------------    Chief Financial and Chief
Burton R. Chasnov          Accounting Officer



 /S/ Robert J. Gamson      Director                           April 14, 1997
-----------------------
Robert J. Gamson


 /S/ David M. Barnes       Director                           April 14, 1997
-----------------------
David M. Barnes


 /S/ Stephen A. Weiss      Director                           April 14, 1997
-----------------------
Stephen A. Weiss

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April ___, 1997

                                     CONSOLIDATED STAINLESS, INC.

                                     By:
                                        ---------------------------
                                         Harvey B. Adams, Chairman

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

         Signatures                        Title                 Date
         ----------                        -----                 ----

                           Chairman of the Board              April ___, 1997
-----------------------    and Chief Executive Officer
Harvey B. Adams

                           President, Chief Operating         April ___, 1997
-----------------------    Officer and Director
Ronald J. Adams

                           Executive Vice President,
-----------------------    Chief Financial and Chief
Burton R. Chasnov          Accounting Officer


                           Director                           April ___, 1997
-----------------------
Robert J. Gamson

                           Director                           April ___, 1997
-----------------------
David M. Barnes

                           Director                           April ___, 1997
-----------------------
Stephen A. Weiss