Form 10-Q
period 1997-03-31
CONSOLIDATED STAINLESS INC
filed 1997-05-20
CIK 909726

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                                YES /X/  NO / /

    AS OF MAY 12, 1997, CONSOLIDATED STAINLESS, INC. HAD OUTSTANDING 4,465,866 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                    PAGE (S)

                                     PART I
                             FINANCIAL INFORMATION

1. FINANCIAL STATEMENTS

        Balance Sheets...............................................................        1-2

        Statements of Operations.....................................................          3

        Statements of Cash Flows.....................................................          4

        Notes to Financial Statements................................................          5

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS.........................................................................        6-7

                                    PART II
                               OTHER INFORMATION

       6.  EXHIBITS AND REPORTS ON FORM 8-K....................................................          8

                          CONSOLIDATED STAINLESS, INC.

                                 BALANCE SHEETS

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                                        3/31/97       12/31/96
                                                                                     -------------  -------------
                                                                                      (UNAUDITED)
                                                     ASSETS
CURRENT:
  Cash and cash equivalents........................................................  $     466,562  $     273,914
  Accounts Receivable:
    Trade, less allowance for possible losses of $164,133 and $129,000.............      8,255,441      6,165,794
    Other..........................................................................        136,246        145,723
  Due from stockholders............................................................        286,255        279,895
  Inventories......................................................................     20,152,325     21,321,810
  Refundable income taxes..........................................................        930,000        957,475
  Prepaid expenses.................................................................        234,915        206,840
  Deferred income taxes............................................................        658,609        292,800
                                                                                     -------------  -------------
    TOTAL CURRENT ASSETS...........................................................     31,120,353     29,644,251

PROPERTY AND EQUIPMENT, less accumulated depreciation and amortization.............     17,388,872     17,513,878

OTHER ASSETS:
  Deferred financing costs, less accumulated amortization $35,391 and $166,394.....        510,293        357,245
  Goodwill, less accumulated amortization of $223,824 and $176,916.................      3,528,679      3,575,587
  Other............................................................................        195,887        161,290
                                                                                     -------------  -------------
    TOTAL OTHER ASSETS.............................................................      4,234,859      4,094,122
                                                                                     -------------  -------------

    TOTAL ASSETS...................................................................  $  52,744,084  $  51,252,251
                                                                                     -------------  -------------
                                                                                     -------------  -------------

            See the accompanying notes to the financial statements.

                          CONSOLIDATED STAINLESS, INC.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                                                                                        3/31/97       12/31/96
                                                                                     -------------  -------------
                                                                                      (UNAUDITED)
                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.................................................................  $   5,930,823  $   4,379,114
  Book overdrafts..................................................................        338,370        702,116
  Due to stockholders..............................................................        563,158        563,158
  Accrued expenses:
    Payroll and related taxes......................................................        431,800        528,312
    Interest.......................................................................        138,808        228,704
    Other..........................................................................        600,298        657,695
  Current maturities of long-term debt.............................................      1,358,440      4,989,411
  Current portion of capital lease obligations.....................................        912,547        862,004
                                                                                     -------------  -------------
      TOTAL CURRENT LIABILITIES....................................................     10,274,244     12,910,514

LONG-TERM DEBT, less current maturities............................................     31,886,746     26,772,909
LONG-TERM CAPITAL LEASE OBLIGATIONS, less current portion..........................      1,748,600      1,957,497
DEFERRED INCOME TAXES..............................................................        393,000        393,000
                                                                                     -------------  -------------
    TOTAL LIABILITIES..............................................................     44,302,590     42,033,920

COMMITMENTS AND CONTIGENCIES.......................................................       --             --

STOCKHOLDERS' EQUITY:
  Preferred stock $.01 par--shares authorized 2,000,000; none issued...............       --             --
  Common stock $.01 par--shares authorized 15,000,000; issued and outstanding
    4,465,866......................................................................         44,659         44,659
  Additional paid-in capital.......................................................      7,741,039      7,741,039
  Retained earnings................................................................        655,796      1,432,633
                                                                                     -------------  -------------
    TOTAL STOCKHOLDERS' EQUITY.....................................................      8,441,494      9,218,331
                                                                                     -------------  -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY...........................................  $  52,744,084  $  51,252,251
                                                                                     -------------  -------------
                                                                                     -------------  -------------

            See the accompanying notes to the financial statements.

                          CONSOLIDATED STAINLESS, INC.

                            STATEMENTS OF OPERATIONS

                                                                                          THREE MONTHS ENDED
                                                                                     ----------------------------
                                                                                        3/31/97        3/31/96
                                                                                     -------------  -------------

                                                                                             (UNAUDITED)
SALES..............................................................................    $13,371,684  $  14,427,228
COST OF SALES......................................................................     11,945,608     11,263,155
                                                                                     -------------  -------------
  Gross profit.....................................................................      1,426,076      3,164,073
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                             1,742,099      1,865,386
                                                                                     -------------  -------------
  Income (loss) from operations....................................................      (316,023)      1,298,687

OTHER INCOME (EXPENSES):
  Interest.........................................................................      (840,622)       (740,240)
  Other............................................................................         13,492         39,853
                                                                                     -------------  -------------
                                                                                         (827,130)       (700,387)
                                                                                     -------------  -------------
  Income (loss) before taxes on income (benefit)...................................    (1,143,153)        598,300

TAXES ON INCOME (BENEFIT)..........................................................      (366,316)        239,320
                                                                                     -------------  -------------
NET INCOME (LOSS)..................................................................     $(776,837)  $     358,980
                                                                                     -------------  -------------
                                                                                     -------------  -------------

EARNINGS (LOSS) PER COMMON SHARE...................................................        $(0.17)  $        0.08
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND SHARE EQUIVALENTS OUTSTANDING.........      4,465,866      4,718,752

            See the accompanying notes to the financial statements.

                          CONSOLIDATED STAINLESS, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                         ------------------------
                                                                                           3/31/97      3/31/96
                                                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................................................  $  (776,837) $   358,980
  Adjustments to reconcile net income (loss) to net cash used for operating activities:
    Depreciation.......................................................................      401,907      275,238
    Amortization.......................................................................      103,953       54,654
    Gain on disposal of property and equipment.........................................       (4,247)     --
    Deferred income taxes..............................................................     (365,809)     133,920
    Cash provided by (used for):
      Accounts receivable..............................................................   (2,080,170)    (639,579)
      Insurance proceeds receivable....................................................      --            91,000
      Due from stockholders............................................................       (6,360)      (2,107)
      Inventories......................................................................    1,169,485      (37,294)
      Refundable income taxes..........................................................       27,475      --
      Prepaid expenses.................................................................      (28,075)      72,425
      Accounts payable.................................................................    1,551,709   (1,091,162)
      Accruals.........................................................................     (243,804)      87,748
                                                                                         -----------  -----------
Net cash used for operating activities.................................................     (250,773)    (696,177)
                                                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...................................................     (210,067)  (1,391,791)
  Proceeds from the sale of property and equipment.....................................        4,247      --
  Purchase of Flow Components, Inc.....................................................      --        (4,093,101)
  Increase in other assets.............................................................      (77,832)    (158,539)
                                                                                         -----------  -----------
Net cash used for investing activities.................................................     (283,652)  (5,643,431)
                                                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in book overdrafts..........................................................     (363,746)  (2,422,207)
  Net proceeds under revolving lines of credit.........................................    5,396,536    3,005,688
  Repayments of long-term debt.........................................................   (3,926,728)  (2,673,345)
  Proceeds from long-term debt.........................................................      --         9,668,702
  Repayments of capital lease obligations..............................................     (212,131)    (848,671)
  Deferred financing costs.............................................................     (166,858)    (116,458)
  Proceeds from exercise of stock options..............................................      --            91,494
                                                                                         -----------  -----------
Net cash provided by financing activities..............................................      727,073    6,705,203
                                                                                         -----------  -----------
Net increase in cash and cash equivalents..............................................      192,648      365,595
CASH AND CASH EQUIVALENTS, beginning of period.........................................      273,914       94,319
                                                                                         -----------  -----------
CASH AND CASH EQUIVALENTS, end of period...............................................  $   466,562  $   459,914
                                                                                         -----------  -----------
                                                                                         -----------  -----------

            See the accompanying notes to the financial statements.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The accompanying financial statements have not been examined by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, to fairly report the Company's financial position and results of operations. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

NOTE 2--EARNINGS (LOSS) PER COMMON SHARE

    Earnings (loss) per common share are based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the three months ended March 31, 1996. Common stock equivalents include warrants and options and have not been included for the three months ended March 31, 1997 since their effect would be antidilutive.

NOTE 3--SUPPLEMENTAL CASH FLOW INFORMATION

    The Company incurred long-term debt and capital lease obligations of $66,835 and $409,983 in connection with the purchase of property and equipment and during the three months ended March 31, 1997 and 1996, respectively.

                          CONSOLIDATED STAINLESS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

    The statements contained herein that are not historical facts may be forward looking statements. The forward looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates.

    The following factors could cause actual results to differ materially from historical results or those anticipated; adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, raw material and other increased costs, customer delays or difficulties in the production of products, and other risks detailed from time to time in Consolidated Stainless, Inc.'s Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

    Sales declined 7.3% to $13.4 million for the quarter ended March 31, 1997, compared with $14.4 million for the three months ended March 31, 1996. Despite a rise in quantities sold, the sales decline was primarily the result of a 35% reduction in selling prices for stainless steel pipe. The decrease reflects the cyclically depressed conditions of the stainless steel pipe market and management's decision to curtail production to meet anticipated demand for product.

    Gross profit as a percentage of sales for the first quarter of 1997 decreased to 10.7%, as compared to 21.9% for the first quarter of 1996. This decrease is primarily due to a decline in the monthly production of stainless steel pipe, without a corresponding decline in overhead costs, resulting in higher per unit manufacturing costs compared with the corresponding period of the previous year. Additionally, the decline was a result of limited production in the first quarter of 1997 at the Company's ornamental and structural tube facility which did not begin operations until the second quarter of 1996. In the second quarter of 1997, the Company resumed producing stainless steel pipe at normal production levels and anticipates an increase in the monthly production of ornamental and structural tubing beginning in July 1997.

    Selling, general and administrative expenses as a percentage of sales increased slightly to 13.0% for the first quarter of 1997, compared with 12.9% during the first quarter of 1996, yet the dollar amount expended decreased 10.4% in the first three months of 1997, as compared with the first three months of 1996 due primarily to the lack of executive officer bonuses being earned in 1997.

    Interest expense increased 13.6% for the first quarter of 1997 as compared with the first quarter in 1996. This was primarily due to an increase in the Company's indebtedness incurred during 1996 to finance capital improvement projects such as the buttweld fittings, coil slitting, and ornamental and structural tubing operations, and the expansion of the Auburndale manufacturing facility.

    As a result of the foregoing factors, the net loss for the three months ended March 31, 1997 was $0.8 million, as compared with a net income of $0.4 million generated during the first quarter of 1996. This decrease is primarily attributable to narrower gross profit margins resulting from a decline in stainless steel selling prices and higher per unit manufacturing costs as described above.

LIQUIDITY AND CAPITAL RESOURCES

    On March 13, 1997, the Company increased its borrowing capacity $3.4 million by replacing its $18.0 million revolving line of credit and $3.6 million term loan facility with a $25.0 million revolving line of credit with Mellon Bank N.A. ("Mellon Agreement"). The borrowing base under the Mellon Agreement is 85% of qualified accounts receivable and 65% of eligible inventory (limited to a $17.0 million advance on the value of eligible inventory), with a $3.75 million aggregate overadvance which will commence in June 1997 to be reduced monthly until November 1998, when it must be reduced to zero. Of the $25.0 million revolver, $0.5 million is reserved for the funding of capital expenditures. The interest rate on the revolving line of credit under the Mellon Agreement is a variable margin over either the fluctuating prime rate of interest or the fluctuating LIBOR Rate. The Mellon Agreement contains certain negative covenants to be observed by the Company, as well as certain financial ratios which the Company must maintain. The maturity date for borrowings under the revolving loan is March 10, 2001.

    Borrowings under the Mellon Agreement are secured by all of the assets of the Company, other than real property and specified equipment already subject to liens in favor of other lenders, and such borrowings are personally guaranteed up to $3.0 million in the aggregate by Harvey Adams, Chief Executive Officer, and Ronald Adams, President.

    On May 12, 1997, approximately $23.0 million was outstanding under the line of credit owed to Mellon Bank with an additional $0.1 million reserved for outstanding letters of credit.

    Pursuant to the terms of the First Amendment to Loan and Security Agreement, dated as of March 31, 1997, by and between Mellon Bank, N.A. and the Company, certain financial covenants contained in the Loan and Security Agreement dated March 10, 1997 by and between Mellon Bank, N.A. and the Company (the "Loan Agreement") were amended.

    Pursuant to the terms of Waiver and Modification Agreement No. 2, dated as of March 31, 1997, to Convertible Subordinated Note Purchase Agreement dated as of October 18, 1996, by and between the Company, SunTrust Banks, Inc., and Messrs. Harvey and Ronald Adams (the "Note Purchase Agreement"), certain financial covenants contained in the Note Purchase Agreement were amended.

    The Company has entered into negotiations with Mellon Bank, N.A. and SunTrust Banks, Inc. for the purpose of further modifying certain financial covenants contained in the Loan Agreement and the Note Purchase Agreement for fiscal periods ending after March 31, 1997.

                          CONSOLIDATED STAINLESS, INC.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits
10.1       First Amendment to Loan and Security Agreement with Mellon Bank, N.A., dated as of
            March 31, 1997.
10.2       Waiver and Modification Agreement No. 2 to Convertible Subordinated Note Purchase
            Agreement, dated as of March 31, 1997.
b)         Form 8-K
                 None

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CONSOLIDATED STAINLESS, INC.
                                 ---------------------------------------------
                                                 (REGISTRANT)

                                By:            /s/ BURTON R. CHASNOV
                                     -----------------------------------------
                                                 Burton R. Chasnov
                                              EXECUTIVE VICE PRESIDENT
                                              CHIEF FINANCIAL OFFICER

Date: May 19, 1997