Form 10-Q
period 1997-06-30
CONSOLIDATED STAINLESS INC
filed 1997-08-14
CIK 909726

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997


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


                           YES   X                 NO
                               -----                   ----

              As of August 1, 1997, Consolidated Stainless, Inc. had outstanding 4,610,329 shares of Common Stock, par value $.01 per share.

                                  TABLE OF CONTENTS


ITEM                                                                PAGE (S)

                                        Part I

                                Financial Information


1.  FINANCIAL STATEMENTS

       Balance Sheets ............................................   1  -  2

       Statements of Operations ..................................      3

       Statements of Cash Flows...................................      4

       Notes to Financial Statements .............................      5


2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS  .....................   6  -  10




                                       Part II

                                  Other Information


6.  EXHIBITS AND REPORTS ON FORM 8-K  .............................     11

                          PART I
                  Financial Information
      ITEM 1.    FINANCIAL STATEMENTS

                CONSOLIDATED STAINLESS, INC.
                       BALANCE SHEETS

                                                                  6/30/97
                                                                (Unaudited)      12/31/96
                                                            --------------------------------

ASSETS
CURRENT:
      Cash and cash equivalents                              $      650,419 $      273,914
      Accounts Receivable:
          Trade, less allowance for possible losses
            of $195,204 and $129,000                              8,634,513      6,165,794
          Other                                                     124,464        145,723
       Due from stockholders                                        151,031        279,895
       Inventories                                               22,120,030     21,321,810
       Refundable income taxes                                      930,000        957,475
       Prepaid expenses                                             530,262        206,840
       Deferred income taxes                                        968,393        292,800
                                                             ------------------------------
           TOTAL CURRENT ASSETS                                  34,109,112     29,644,251

 PROPERTY AND EQUIPMENT,  less
     accumulated depreciation and amortization                   16,893,303     17,513,878

 OTHER ASSETS:
     Deferred financing costs,  less accumulated
          amortization $61,381 and $166,394                         502,929        357,245
     Goodwill, less accumulated amortization of
           $270,732 and $176,916                                  3,481,771      3,575,587
     Other                                                          189,869        161,290
                                                             ------------------------------
        TOTAL OTHER ASSETS                                        4,174,569      4,094,122

                                                             ------------------------------
        TOTAL ASSETS                                         $   55,176,984   $ 51,252,251
                                                             ------------------------------
                                                             ------------------------------



                       See the accompanying notes to the financial statements.

                CONSOLIDATED STAINLESS, INC.
                       BALANCE SHEETS



                                                                 6/30/97
                                                               (Unaudited)        12/31/96
                                                            ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                       $   8,142,342  $   4,379,114
      Book overdrafts                                              612,832        702,116
      Due to stockholders                                          100,000        563,158
      Accrued expenses:
          Payroll and related taxes                                632,591        528,312
          Interest                                                 111,532        228,704
          Other                                                    609,159        657,695
       Current maturities of long-term debt                      1,376,871      4,989,411
       Current portion of capital lease obligations                937,621        862,004
                                                            ------------------------------
                TOTAL CURRENT LIABILITIES                       12,522,948     12,910,514


 LONG-TERM DEBT, less current maturities                        32,648,554     26,772,909
 LONG-TERM CAPITAL LEASE OBLIGATIONS,
   less current portion                                          1,505,036      1,957,497
 DEFERRED INCOME TAXES                                             393,000        393,000
                                                            ------------------------------
           TOTAL LIABILITIES                                    47,069,538     42,033,920

 COMMITMENTS AND CONTIGENCIES

 STOCKHOLDERS'  EQUITY:
   Preferred stock $.01 par - shares authorized
     2,000,000; none issued
   Common stock $.01 par - shares authorized
     15,000,000; issued and outstanding 4,610,329
     and 4,465,866                                                  46,103         44,659
   Additional paid-in capital                                    8,064,638      7,741,039
   Retained earnings (accumulated deficit)                          (3,295)     1,432,633
                                                            ------------------------------
            TOTAL STOCKHOLDERS' EQUITY                           8,107,446      9,218,331

                                                            ------------------------------
  TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY                  $  55,176,984   $ 51,252,251
                                                            ------------------------------
                                                            ------------------------------






                       See the accompanying notes to the financial statements.

                    CONSOLIDATED STAINLESS, INC.
                      STATEMENTS OF OPERATIONS


                                                                         Three Months Ended              Six Months Ended
                                                                      6/30/97       6/30/96           6/30/97       6/30/96
                                                                            (UNAUDITED)                     (UNAUDITED)
                                                                    --------------------------    -----------------------------

 SALES                                                            $  14,005,738   $  12,740,361   $  27,377,422  $  27,167,589


 COST OF SALES                                                       12,306,658      10,524,911      24,252,266     21,788,066
                                                                  -----------------------------    ----------------------------
        Gross profit                                                  1,699,080       2,215,450       3,125,156      5,379,523


 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                         1,837,178       1,796,687       3,579,277      3,662,073
                                                                  -----------------------------    ----------------------------
        Income (loss) from operations                                  (138,098)        418,763        (454,121)     1,717,450


 OTHER INCOME (EXPENSES):
   Interest                                                            (875,533)       (647,459)     (1,716,155)    (1,387,699)
   Other                                                                 45,556         240,863          59,048        280,716
                                                                  -----------------------------    ----------------------------
                                                                       (829,977)       (406,596)     (1,657,107)    (1,106,983)
                                                                  -----------------------------    ----------------------------

        Income (loss) before taxes on income (benefit)                 (968,075)         12,167      (2,111,228)       610,467


 TAXES ON INCOME (BENEFIT)                                             (308,984)          4,867        (675,300)       244,187
                                                                  -----------------------------    ----------------------------
 NET INCOME (LOSS)                                                   $ (659,091)   $      7,300      $(1,435,928)  $   366,280
                                                                  -----------------------------    ----------------------------
                                                                  -----------------------------    ----------------------------

 EARNINGS (LOSS) PER COMMON SHARE:
       Primary                                                       $   (0.15)    $       0.00      $     (0.32)  $      0.08
       Fully diluted                                                       N/A     $       0.00              N/A   $      0.08


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   AND SHARE EQUIVALENTS OUTSTANDING:
       Primary                                                       4,473,804        4,341,959        4,469,857      4,322,420
       Fully diluted                                                       N/A        4,398,348              N/A      4,378,808












                     See the accompanying notes to the financial statements.

                CONSOLIDATED STAINLESS, INC.
                  STATEMENTS OF CASH FLOWS
                        (UNAUDITED)


                                                                     Six Months Ended
                                                                  6/30/97        6/30/96
                                                             -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                         $   (1,435,928) $    366,280
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
        Depreciation                                                810,690       587,987
        Amortization                                                191,262       110,702
        Loss (gain) on disposal of property and equipment            14,525       (23,000)
        Deferred income taxes                                      (675,593)      128,182
        Cash provided by (used for):
           Accounts receivable                                   (2,447,460)     (259,299)
           Insurance proceeds receivable                                  -       777,324
           Due from stockholders                                     (9,251)      (25,363)
           Inventories                                             (798,220)      (39,479)
           Refundable income taxes                                   27,475)            -
           Prepaid expenses                                        (323,422)       68,539
           Accounts payable                                       3,763,228    (1,727,699)
           Accruals                                                 (61,429)      231,429
                                                            -----------------------------
 Net cash provided by (used for) operating activities              (944,123)      195,603
                                                            -----------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                              (483,103)   (3,179,974)
   Proceeds from the sale of property and equipment                 345,298        23,000
   Purchase of Flow Components, Inc.                                      -    (4,093,101)
   Purchase of 21st Century, net of cash acquired                         -      (135,798)
   Increase in other assets                                         (86,225)     (163,205)
                                                            -----------------------------
 Net cash used for investing activities                            (224,030)   (7,549,078)
                                                            -----------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in book overdrafts                                      (89,284)   (2,421,155)
   Net proceeds under revolving lines of credit                   6,435,688     4,456,475
   Repayments of long-term debt                                  (4,185,641)   (3,819,894)
   Proceeds from long-term debt                                           -    10,335,282
   Repayments of capital lease obligations                         (430,621)   (1,015,181)
   Deferred financing costs                                        (185,484)     (151,404)
   Proceeds from exercise of stock options                                -       142,145
   Proceeds from exercise of stock warrants                               -       351,898
                                                            -----------------------------
 Net cash provided by financing activities                        1,544,658     7,878,166
                                                            -----------------------------

 Net increase in cash and cash equivalents                          376,505       524,691

 CASH AND CASH EQUIVALENTS, beginning of period                     273,914        94,319
                                                            -----------------------------
 CASH AND CASH EQUIVALENTS, end of period                    $      650,419  $    619,010
                                                            -----------------------------
                                                            -----------------------------

                    See the accompanying notes to the financial statements.

                            NOTES TO FINANCIAL STATEMENTS

NOTE 1  -  BASIS OF PRESENTATION

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

NOTE 2  -  EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share are based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the three months and six months ended June 30, 1996. Common stock equivalents include warrants and options and have not been included for the three months and six months ended June 30, 1997 since their effect would be antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. EPS for the three and six months ended June 30, 1997 and June 30, 1996 computed under SFAS 128 would not be materially different than previously computed.

NOTE 3  -  SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred long-term debt and capital lease obligations of $66,835 and $778,053 in connection with the purchase of property and equipment and during the six months ended June 30, 1997 and 1996, respectively.

On June 26, 1997, the Chief Executive Officer and President elected to convert $325,043 of subordinated debt which the Company borrowed from them in 1996 into 144,463 shares of common stock based on the closing value at that date ($2.25 per share).

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


RESULTS OF OPERATIONS

Sales for the three months ended June 30, 1997 were $14.0 million, reflecting a 9.9% increase from the comparable period in 1996. Sales for the six months ended June 30, 1997 were $27.4 million, resulting in a 0.8% increase from the six months of 1996. These increases can be attributed to the Company's strategic decision to increase market share. These increases would have been significantly higher if not for a 35% reduction in selling prices for stainless steel pipe compared with the prior periods.

Gross profit as a percentage of sales for the second quarter of 1997 decreased to 12.1%, as compared to 17.4% for the second quarter of 1996. Similarly, for the six months ended June 30, 1997, gross profit as a percentage of sales
decreased to 11.4% from 19.8% in the comparable period in 1996.   These
decreases are primarily due to downward pressure on selling prices from oversupply in the U.S. market and also increased overhead costs charged against gross profit resulting from a low level of production at the new manufacturing operations (i.e. ornamental tubing and buttweld fitting facilities). The Company expects increased production levels beginning in July 1997.

Selling, general and administrative expenses remained relatively consistent; increasing 2.2% for the three months ended June 30, 1997 as compared with the same period in 1996 and decreasing 2.3% for the six months ended June 30, 1997 relative to the comparable period in 1996.

Interest expense increased 35.2% for the second quarter of 1997 as compared with the second quarter in 1996. For the six months ended June 30, 1997 interest expense increased 23.7% compared with the six months ended June 30, 1996. These increases were primarily due to a rise in the Company's indebtedness incurred throughout 1996 to finance capital improvement projects such as the buttweld fittings, coil slitting, and ornamental and structural tubing operations, and the expansion of the Auburndale manufacturing facility.

As a result of the foregoing factors, the net loss for the three months ended June 30, 1997 was $0.7 million, as compared with a net income of $7,300 generated during the second quarter of 1996. The net loss for the six months ended June 30, 1997 was $1.4 million as compared to net income of $0.4 million for the comparable period in 1996. These decreases are primarily attributable to narrower gross profit margins resulting from a decline in stainless steel selling prices, increased overhead costs due to the new manufacturing operations and higher interest costs.

LIQUIDITY AND CAPITAL RESOURCES
On August 11, 1997, the Company amended its Loan and Security Agreement ("Second Amendment") with Mellon Bank, N.A. In addition to the First Amendment to the Loan and Security Agreement dated as of March 31, 1997, which amended certain financial covenants contained in the Loan and Security Agreement dated March 10, 1997 by and between Mellon Bank, N.A. and the Company (the "Loan Agreement") for the period ended March 31, 1997, the main purpose of the Second Amendment was to amend certain covenants for the period June 30, 1997 through December 31, 2000. The Second Amendment also reduces the maximum advance on eligible inventory from $17.0 million to $16.0 million, with a further reduction as of October 15, 1997 to $15.0 million; the eligible inventory maximum advance amount will remain at $15.0 million until the maturity date of the Loan Agreement on March 10, 2001. The borrowing base of 85% of the qualified accounts receivable and 65% of eligible inventory, subject to the amended maximum advance amount, remains unchanged on this $25.0 million revolving line of credit facility. The interest rate continues to be a variable margin over either the fluctuating prime rate of interest or the fluctuating LIBOR Rate. The Loan Agreement, as amended, continues to contain certain negative covenants to be observed by the Company, as well as certain financial ratios which the Company must maintain.

Borrowings under the Loan Agreement are secured by all of the assets of the Company, other than real property and specified equipment already subject to liens in favor of other lenders, and such borrowings are personally guaranteed up to $3.0 million in the aggregate by Harvey Adams, Chief Executive Officer, and Ronald Adams, President.

On August 8, 1997, approximately $22.6 million was outstanding under the line of credit created pursuant to the Loan Agreement.

On August 12, 1997, the Company amended ("Amendment No. 3) its Convertible Subordinated Note Purchase Agreement (the "Note Purchase Agreement"), dated October 18, 1996, by and between the Company, SunTrust Banks, Inc., and Messrs. Harvey and Ronald Adams. In addition, Waiver and Modification Agreement No. 2 amended certain financial ratios contained in the Note Purchase Agreement for the period ended March 31, 1997. The main purpose of Amendment No. 3 is to amend certain financial ratios for the period ended June 30, 1997.

The Company has been notified by the Department of Treasury - Internal Revenue Service ("IRS") that it has concluded an examination of the Company's tax returns for the tax periods ended December 31, 1992, November 30, 1993, December 31, 1994 and December 31, 1995. The IRS is proposing changes to the tax returns resulting in additional taxes amounting to $1,210,706 and penalties totaling an additional $242,140. The issues raised by the IRS relate to a Built-in Gains Tax for the disposition of inventory and the valuation of inventory based upon the tax requirement that certain indirect costs be included in the value of its inventory which are not required for financial statement purposes.
The Company appealed the proposed findings to the Office of the Regional Director of Appeals and has requested a hearing to present its position on the issues raised by the IRS. The Company has substantial arguments, both in the facts and circumstances and in the law, to refute the arguments of the IRS. The Company believes that the Built-in Gains Tax does not apply to the years examined and that it has capitalized sufficient costs to comply with IRS regulations. However, should the IRS prevail on the capitalization of costs issue, it would immediately create an additional net operating loss increasing the amount of available losses to carry forward and offset against future taxable earnings of the Company.

Should the Appeals Officer find in favor of the IRS, the Company has additional administrative channels of appeal available to challenge the proposed changes and intends to vigorously defend its position. The Company does not intend at this time to set up a reserve for payment of the alleged deficiencies and penalties.
                                         -10-

                             Consolidated Stainless, Inc.

                             Part II:  Other Information


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)  Exhibits

     10.1 - First Amendment to Loan and Security Agreement as of March 31, 1997 with Mellon Bank, N.A.

     10.2 - Waiver and Modification Agreement No.2 to Convertible Subordinated Note Purchase Agreement Amendment as of March 31, 1997 with Suntrust Banks, Inc. [To be filed by Amendment]

     10.3 - Second Amendment to Loan and Security Agreement dated August 11, 1997 between Consolidated Stainless, Inc. and Mellon Bank, N.A.

     10.4 - Waiver and Modification Agreement No.3 to Convertible Subordinated Note Purchase Agreement Amendment dated August 12, 1997 with Suntrust Banks, Inc. [To be filed by Amendment]


(b)  Form 8 - K

       The Company filed a Form 8-K dated July 22, 1997 with respect to a 30-day letter received on April 30, 1997 from the Internal Revenue Service regarding the tax periods ended December 31, 1992, November 30, 1993, December 31, 1994 and December 31, 1995.

                                      SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CONSOLIDATED STAINLESS, INC.
                                                   (Registrant)



Date:  AUGUST 12, 1997                      By: /s/Burton R. Chasnov
       ---------------                          --------------------
                                                Burton R. Chasnov

                                           Executive Vice President
                                           Chief Financial Officer