Form 10-Q/A
period 1997-06-30
CONSOLIDATED STAINLESS INC
filed 1997-09-30
CIK 909726

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


                                          CONSOLIDATED STAINLESS, INC.
                                         ----------------------------
                                                  (Registrant)



Date:  SEPTEMBER 24, 1997                  By: /s/Burton R. Chasnov
                                              -----------------------
                                               Burton R. Chasnov

                                           Executive Vice President
                                           Chief Financial Officer