Form 10-Q
period 1997-09-30
CONSOLIDATED STAINLESS INC
filed 1997-11-19
CIK 909726

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997


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


                           YES   X                 NO
                                ----                   ----

             As of November 1, 1997, Consolidated Stainless, Inc. had outstanding 4,610,329 shares of Common Stock, par value $.01 per share.

                                  TABLE OF CONTENTS


ITEM                                                                     PAGE(S)

                                        Part I

                                Financial Information


1.  FINANCIAL STATEMENTS

         Balance Sheets ..............................               1  -  2

         Statements of Operations.....................                     3

         Statements of Cash Flows.....................                     4

         Notes to Financial Statements................               5  -  6


2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .........               7  -  14




                                       Part II

                                  Other Information


6.  EXHIBITS AND REPORTS ON FORM 8-K ..................             15  -  16

                                       PART I
                               Financial Information

                          ITEM 1.    FINANCIAL STATEMENTS

                            CONSOLIDATED STAINLESS, INC.
                                   BALANCE SHEETS


                                                           9/30/97
                                                          (Unaudited)      12/31/96
                                                       ------------------------------

ASSETS
CURRENT:
    Cash and cash equivalents                          $    489,278       $    273,914
    Accounts Receivable:
       Trade, less allowance for possible losses
          of $349,978 and $129,000                        7,627,580          6,165,794
    Other                                                   115,299            145,723
    Due from stockholders                                   151,937            279,895
    Inventories                                          22,654,306         21,321,810
    Refundable income taxes                                      -             957,475
    Prepaid expenses                                        105,704            206,840
    Deferred income taxes                                   398,042            292,800
                                                         ----------         ----------
         TOTAL CURRENT ASSETS                            31,542,146         29,644,251

 PROPERTY AND EQUIPMENT,  less
    accumulated depreciation and amortization            16,668,454         17,513,878

 OTHER ASSETS:
    Deferred financing costs, less accumulated
         amortization $88,418 and $166,394                  509,671            357,245
    Goodwill, less accumulated amortization of
         $317,640 and $176,916                            2,420,950          3,575,587
    Other                                                   235,974            161,290
                                                          ---------          ---------
         TOTAL OTHER ASSETS                               3,166,595          4,094,122

                                                       ------------       ------------
         TOTAL ASSETS                                  $ 51,377,195       $ 51,252,251
                                                       ------------       ------------
                                                       ------------       ------------



              See the accompanying notes to the financial statements.

                            CONSOLIDATED STAINLESS, INC.
                                   BALANCE SHEETS

                                                             9/30/97
                                                           (Unaudited)      12/31/96
                                                           -------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                     $  8,626,222     $ 4,379,114
    Book overdrafts                                           475,550         702,116
    Due to stockholders                                       200,000         563,158
    Accrued expenses:
         Payroll and related taxes                            484,059         528,312
         Interest                                             221,316         228,704
         Other                                                845,054         657,695
    Current maturities of long-term debt                    1,399,610       4,989,411
    Current portion of capital lease obligation               959,358         862,004
                                                         ------------     -----------
         TOTAL CURRENT LIABILITIES                         13,211,169      12,910,514


LONG-TERM DEBT, less current maturities                    31,658,097      26,772,909
LONG-TERM CAPITAL LEASE OBLIGATIONS,
    less current portion                                    1,266,869       1,957,497
DEFERRED INCOME TAXES                                         398,042         393,000
                                                         ------------     -----------
         TOTAL LIABILITIES                                 46,534,177      42,033,920

 COMMITMENTS AND CONTIGENCIES                                       -               -

STOCKHOLDERS'  EQUITY:
    Preferred stock $.01 par - shares authorized
         2,000,000; none issued                                     -               -
    Common stock $.01 par - shares authorized
         15,000,000; issued and outstanding 4,610,329
         and 4,465,866                                         46,103          44,659
    Additional paid-in capital                              8,064,638       7,741,039
    Retained earnings (accumulated deficit)                (3,267,723)      1,432,633
                                                         ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                         4,843,018       9,218,331
                                                         ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $ 51,377,195    $ 51,252,251
                                                         ------------    ------------
                                                         ------------    ------------


              See the accompanying notes to the financial statements.

CONSOLIDATED STAINLESS, INC.
STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                9/30/97       9/30/96                 9/30/97      9/30/96
                                                                      (UNAUDITED)                          (UNAUDITED)
                                                             ----------------------------           -------------------------

SALES                                                        $14,286,222      $12,090,743             $41,663,644  $39,258,332

COST OF SALES                                                 12,940,222       10,489,017              37,192,488   32,277,083
                                                             -----------      -----------           -------------  -----------
     Gross profit                                              1,346,000        1,601,726               4,471,156    6,981,249

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   1,980,439        1,415,534               5,559,716    5,077,607

PROVISION FOR LOSS ON SALE OF CERTAIN ASSETS OF FLOW
   COMPONENTS' DIVISION                                        1,013,913               --               1,013,913           --
                                                             -----------      -----------           -------------  -----------
     Income (loss) from operations                            (1,648,352)         186,192              (2,102,473)   1,903,642

OTHER INCOME (EXPENSES):
     Interest                                                   (967,689)        (793,876)             (2,683,844)  (2,181,575)
     Other                                                        49,052           36,732                 108,100      317,448
                                                             -----------      -----------          --------------  -----------
          Income (loss) before taxes on income (benefit)      (2,566,989)        (570,952)             (4,678,217)      39,515

TAXES ON INCOME (BENEFIT)                                        697,439         (246,198)                 22,139       (2,011)
                                                             -----------      -----------           -------------  -----------
NET INCOME (LOSS)                                            $(3,264,428)     $  (324,754)            $(4,700,356) $    41,526
                                                             ===========      ===========           =============  ===========

EARNINGS (LOSS) PER COMMON SHARE:

     Primary                                                  $    (0.71)     $     (0.07)            $     (1.04) $      0.01
     Fully diluted                                                   N/A            (0.07)                    N/A         0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND SHARE EQUIVALENTS OUTSTANDING:
     Primary                                                   4,610,329      $ 4,438,366               4,517,195    4,703,465
     Fully diluted                                                   N/A        4,438,366                     N/A    4,703,465



           See the accompanying notes to the financial statements.

      CONSOLIDATED STAINLESS, INC.
       STATEMENTS OF CASH FLOWS
              (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                  9/30/97           9/30/96
                                                                  -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                           $ (4,700,356)     $   41,526
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Depreciation                                                 1,221,904         931,349
     Amortization                                                   265,207         246,135
     Write-down in value of Goodwill                              1,013,913              --
     Loss (gain) on disposal of property and equipment               14,125         (23,000)
     Deferred income taxes                                         (100,200)        (55,792)
     Cash provided by (used for):
        Accounts receivable                                      (1,431,362)        238,018
        Insurance proceeds receivable                                    --         804,366
        Due from stockholders                                       (10,159)        (28,728)
        Inventories                                              (1,332,496)      1,016,620
        Refundable income taxes                                     957,475         (44,407)
        Prepaid expenses                                            101,136         114,041
        Accounts payable                                          4,247,108      (2,652,012)
        Due to stockholders                                         100,000         568,712
        Accruals                                                    135,719         (49,381)
                                                                 ----------     -----------
Net cash provided by operating activities                           482,014       1,107,447
                                                                 ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                            (654,515)     (3,955,997)
     Proceeds from the sale of property and equipment               345,698          23,000
     Purchase of Flow Components, Inc.                                   --      (4,093,101)
     Purchase of 21st Century, net of cash acquired                      --        (135,978)
     Increase in other assets                                      (132,330)       (187,471)
                                                                -----------     -----------
                                                                   (441,147)     (8,349,547)
                                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in book overdrafts                                   (226,566)     (2,578,724)
     Net proceeds under revolving lines of credit                 5,662,384       4,803,282
     Repayments of long-term debt                                (4,395,008)     (4,128,227)
     Proceeds from long-term debt                                        --      10,394,556
     Repayments of capital lease obligations                       (647,051)     (1,190,408)
     Deferred financing costs                                      (219,262)       (176,983)
     Proceeds from exercise of stock options                              --        142,145
     Proceeds from exercise of stock warrants                             --        371,898
                                                                ------------      ---------
 Net cash provided by financing activities                           174,497      7,637,539
                                                                ------------      ---------
Net increase in cash and cash equivalents                            215,364        395,439

CASH AND CASH EQUIVALENTS, beginning of period                       273,914         94,319
                                                                ------------      ---------
 CASH AND CASH EQUIVALENTS, end of period                       $    489,278      $ 489,758
                                                                ============      =========

            See the accompanying notes to the financial statements.

                            NOTES TO FINANCIAL STATEMENTS


NOTE 1  -  BASIS OF PRESENTATION

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

Earnings (loss) per common share are based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the nine months ended September 30, 1996. Common stock equivalents include warrants and options and have not been included for the three months and nine months ended September 30, 1997and the three months ended September 30, 1996 since their effect would be antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. EPS for the three and nine months ended September 30, 1997 and September 30, 1996 computed under SFAS 128 would not be materially different than previously computed.

NOTE 3  -  SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred long-term debt and capital lease obligations of $81,787 and $1,019,869 in connection with the purchase of property and equipment and during the nine months ended September 30, 1997 and 1996, respectively.

On June 26, 1997, the Chief Executive Officer and President elected to convert $325,043 of subordinated debt which the Company borrowed from them in 1996 into 144,463 shares of common stock based on the closing value at that date ($2.25 per share).

NOTE 4  -  WRITE-DOWN IN VALUE OF GOODWILL

Based on the November 5, 1997 contract, effective November 1, 1997, for the sale of certain assets of the Flow Components' division, and in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company has written-down goodwill on its September 30, 1997 financial statements by an additional $1,013,913 to provide for the loss on the sale.

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


RESULTS OF OPERATIONS

Sales for the three months ended September 30, 1997 were $14.3 million, reflecting an 18.2% increase from the comparable period in 1996. Sales for the nine months ended September 30, 1997 were $41.7 million, resulting in a 6.1% increase from the nine months of 1996. These increases can be attributed to the Company's strategic decision to increase market share. These increases would have been significantly higher if not for a 22% reduction in selling prices for stainless steel pipe compared with the prior periods.

Gross profit as a percentage of sales for the third quarter of 1997 decreased to 9.4%, as compared to 13.2% for the third quarter of 1996. Similarly, for the nine months ended September 30, 1997, gross profit as a percentage of sales
decreased to 10.7% from 17.8% in the comparable period in 1996.   These
decreases are primarily due to downward pressure on selling prices from oversupply in the U.S. market.

Selling, general and administrative expenses increased 39.9% for the three months ended September 30, 1997 as compared with the same period in 1996 and increased 9.5% for the nine months ended September 30, 1997 relative to the comparable period in 1996. These increases can be primarily attributed to reduced expenses in the third quarter of 1996, due to the reversal of a $0.4 million accrual for executive officer bonuses in that quarter, and increased costs in the third quarter of 1997, as a result of an additional provision for the allowance for doubtful accounts of $0.1 million.

A provision for loss on the sale of certain assets of the Flow Components division for $1.0 million was recorded for the third quarter of 1997. Based on the November 5, 1997 contract, effective November 1, 1997, for the sale of certain assets of this division the Company has written-down goodwill in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". See Item 5 in Part II - Other Information.

Interest expense increased 21.9% for the third quarter of 1997 as compared with the third quarter in 1996. For the nine months ended

September 30, 1997 interest expense increased 23.0% compared with the nine months ended September 30, 1996. These increases were primarily due to a rise in the Company's indebtedness incurred throughout 1996 to finance capital improvement projects such as the buttweld fittings, coil slitting, and ornamental and structural tubing operations, and the expansion of the Auburndale manufacturing facility. Additionally, in the third quarter of 1997, the Company accrued $0.1 million of interest costs relating to the Internal Revenue Service examination for the tax years ended December 31, 1992, November 30, 1993, December 31, 1994 and December 31, 1995.

The Company recorded taxes on income of $0.7 million for the three months ended September 30, 1997 compared with an income tax benefit of $0.2 million for the comparable period in 1996. Taxes on income for the nine months ended September 30, 1997 was approximately $22,000 as opposed to an income tax benefit of
approximately $2,000 for the nine months ended September 30, 1996.   The taxes
on income resulted from a $0.1 million increase in the provision for the Internal Revenue Service examination and $0.6 million due to the re-evaluation of the deferred income tax asset account and adjusting the valuation reserve in accordance with Financial Accounting Standards No.109 "Accounting for Income Taxes".

As a result of the foregoing factors, the net loss for the three months ended September 30, 1997 was $3.3 million, as compared with $0.3 million net loss generated during the third quarter of 1996. The net loss for the nine months ended September 30, 1997 was $4.7 million as compared to net income of approximately $42,000 for the comparable period in 1996. These decreases are primarily attributable to narrower gross profit margins resulting from a decline in stainless steel selling prices, the write-down of goodwill, the re-evaluation of the deferred tax asset account and higher interest costs.

LIQUIDITY AND CAPITAL RESOURCES

On November 14, 1997, the Company entered into a Letter Agreement (the "Letter Agreement") amending its Loan and Security Agreement dated March 10, 1997 by and between Mellon Bank, N.A. ("Mellon") and the Company (the "Loan Agreement").
The Company failed to meet its effective net worth covenant for the periods ended July 31, 1997, August 31, 1997 and September 30, 1997. Additionally, certain other financial ratio covenants (i.e., net loss, capital expenditures, current ratio and senior debt to effective net worth) were not met for the period ended September 30, 1997. In the Letter Agreement, Mellon waived the covenant violations along with a payment default on the overadvance and a cross-default under the Convertible Subordinated Note Purchase Agreement, as amended. The borrowing base of 85% of the qualified accounts receivable and 65% of eligible inventory, subject to the amended maximum advance amount, remains unchanged on this revolving line of credit facility. The interest rate continues to be a variable margin over either the fluctuating prime rate of interest or the fluctuating LIBOR Rate. The Loan Agreement, as amended, continues to contain certain negative covenants to be observed by the

Company, as well as certain financial ratios which the Company must maintain until the maturity date of the Loan Agreement on March 10, 2001.

On November 5, 1997, the Company amended ("Third Amendment") its Loan Agreement. The Third Amendment recognizes Mellon's consent to the sale of Flow Assets (see
Item 5 in Part II - Other Information). As a result of the sale, the maximum advance amount was reduced to $22.0 million from $25.0 million and the maximum advance on eligible inventory was reduced to $14.0 million from $15.0 million. Additionally, the Company agreed to assign the $250,000 promissory note from the sale to Mellon and to reduce the overadvance to $1.4 million from $2.6 million. However, the Company will continue to reduce the overadvance monthly by $175,000 until it is reduced to zero.

 On August 11, 1997, the Company amended ("Second Amendment") its Loan Agreement. In addition to the First Amendment to the Loan and Security Agreement dated as of March 31, 1997, which amended certain financial covenants contained in the Loan Agreement for the period ended March 31, 1997, the main purpose of the Second Amendment was to amend certain covenants for the period June 30, 1997 through December 31, 2000. The Second Amendment also reduced the maximum advance on eligible inventory from $17.0 million to $16.0 million, with a further reduction as of October 15, 1997 to $15.0 million.

Borrowings under the Loan Agreement are secured by all of the assets of the Company, other than real property and specified equipment already subject to liens in favor of other lenders, and such borrowings are personally guaranteed up to $3.0 million in the aggregate by Harvey Adams, Chief Executive Officer, and Ronald Adams, President.

On November 11, 1997, approximately $19.8 million was outstanding under the line of credit created pursuant to the Loan Agreement.

On November 14, 1997, the Company amended ("Amendment No. 4") its Convertible Subordinated Note Purchase Agreement (the "Note Purchase Agreement"), dated October 18, 1996, by and between the Company, SunTrust Banks, Inc., and Messrs. Harvey and Ronald Adams. The main purpose of Amendment No. 4 is to amend certain financial ratios for the period ended September 30, 1997. In addition, Waiver and Modification Agreement No. 3, dated August 12, 1997, amended certain financial ratios contained in the Note Purchase Agreement for the period ended June 30, 1997 and Waiver and Modification Agreement No. 2 amended certain financial ratios contained in the Note Purchase Agreement for the period ended March 31, 1997.

As of September 30, 1997, the Company amended ("Equipment Amendment No. 2") its term loan agreement ("Equipment Loan Agreement"), dated January 22, 1996, by and between the Company, Flow Components, Inc. ("FCI") and

SunTrust Bank, Central Florida, N.A. The primary purpose of Equipment Amendment No. 2 was to amend certain financial ratios for the period ended September 30, 1997.

On August 22, 1997, the Company amended ("Equipment Amendment No. 1") its Equipment Loan Agreement. The primary purpose of Equipment Amendment No. 1 was to recognize that FCI had merged into the Company on April 22, 1996, such that FCI was no longer a separate legal entity, and to reinstate and revise covenants that became unenforceable due to the change in the Company's major lender on March 10, 1997.

The Company's ability to service its current debt levels are contingent on an improvement in its results of operations along with the continued support of its vendors and major lenders.


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

                             Consolidated Stainless, Inc.

                             Part II:  Other Information


ITEM 5.  OTHER INFORMATION

SALE OF CERTAIN ASSETS OF THE FLOW COMPONENTS DIVISION

The Company entered into an agreement (the "Flow Asset Purchase Agreement") with Texas Metal Works, Inc., of Beaumont, Texas, a wholly owned subsidiary of Specialty Piping Components, Inc. ("TMW"), dated November 5, 1997 and effective November 1, 1997, pursuant to which certain assets (the "Flow Assets") of the Company's Flow Components Division (the "Division") were sold to TMW. The Flow Assets include all machinery and equipment, certain intangible assets including goodwill, rights under contracts for the purchase of inventory, and inventory used in connection with operation of the business of the Division. The Company retained all accounts receivable generated by the operation of the business of the Division, all accounts payable related to the Division's operations, and the obligation to satisfy all liabilities secured by Flow Assets. As consideration for its sale of the Flow Assets to TMW, the Company received $5,050,549 (the "Purchase Price"), $250,000 of which was paid in the form of a promissory note due on November 5, 1999 and the balance ($4,800,549) was paid in cash at closing. The Purchase Price for the Flow Assets was based upon the current fair market value of the tangible assets sold and the current value of the goodwill for the operations of the Division as recorded on the books and records of the Company as of October 31, 1997. The Company has used a portion of the proceeds from the sale of the Flow Assets to pay accounts payable related to Division operations and indebtedness secured by the Flow Assets.

Pro forma financial information is not required to be presented as a result of this transaction.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         10.1 - Amendment No. 1 to Loan Agreement dated as of August 22,
              1997 with Suntrust Bank, Central Florida, National Association.

         10.2 - Second Amendment to Loan Agreement dated as of September 30, 1997 with Suntrust Bank, Central Florida, National Association.

         10.3 - Third Amendment to Loan and Security Agreement dated November 5, 1997 between Consolidated Stainless, Inc. and Mellon
              Bank, N.A.

         10.4 - Asset Purchase Agreement, dated November 5, 1997, by and among Consolidated Stainless, Inc. and Texas Metal Works, Inc

         10.5 - Waiver and Modification Agreement No.4 to Convertible Subordinated Note Purchase Agreement Amendment dated November 14, 1997 with Suntrust Banks, Inc.

         10.6 - Letter Agreement to Loan and Security Agreement dated November 14, 1997 between Consolidated Stainless, Inc. and Mellon Bank, N.A.


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


                                                   CONSOLIDATED STAINLESS, INC.
                                                          (Registrant)



Date:  NOVEMBER 17, 1997                               By: /S/BURTON R. CHASNOV
                                                           ---------------------
                                                           Burton R. Chasnov

                                                       Executive Vice President
                                                       Chief Financial Officer

                                    EXHIBIT INDEX

Exhibits                            Description of Items

         10.1 - Amendment No. 1 to Loan Agreement dated as of August 22,
              1997 with Suntrust Bank, Central Florida, National Association.

         10.2 - Second Amendment to Loan Agreement dated as of September 30, 1997 with Suntrust Bank, Central Florida, National Association.

         10.3 - Third Amendment to Loan and Security Agreement dated November 5, 1997 between Consolidated Stainless, Inc. and Mellon
              Bank, N.A.

         10.4 - Asset Purchase Agreement, dated November 5, 1997, by and among Consolidated Stainless, Inc. and Texas Metal Works, Inc

         10.5 - Waiver and Modification Agreement No.4 to Convertible Subordinated Note Purchase Agreement Amendment dated November 14, 1997 with Suntrust Banks, Inc.

         10.6 - Letter Agreement to Loan and Security Agreement dated November 14, 1997 between Consolidated Stainless, Inc. and Mellon Bank, N.A.