Form 10-Q
period 1998-03-31
CONSOLIDATED STAINLESS INC
filed 1998-05-15
CIK 909726

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1998

                          Commission File Number  00-22690

                            CONSOLIDATED STAINLESS, INC.

                         State of Incorporation:  Delaware

                  IRS Employer Identification Number:  59-1669166

                              1601 East Amelia Street
                               Orlando, Florida 32803

                                   (407) 896-4000

            Securities registered pursuant to Section 12(b) of the Act:
                                        None

            Securities registered pursuant to Section 12(g) of the Act:
                                Title of each class
                                    Common Stock
                                      Warrants

        Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES                   NO   X
                           -----                -----

        As of May 8, 1998, Consolidated Stainless, Inc. had outstanding 4,610,329 shares of Common Stock, par value $.01 per share.


        Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court.

                        YES                    NO   X
                             -----                -----

                                 TABLE OF CONTENTS


Item


                                       Part I

                               Financial Information


1.  FINANCIAL STATEMENTS
                                                                  Page (s)

           Balance Sheets ....................................      1 - 2

           Statements of Operations ............................      3

           Statements of Cash Flows ............................      4

           Notes to Financial Statements ........................   5 - 7


2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS  ..........     8 - 11




                                    Part II

                               Other Information


1.  LEGAL PROCEEDINGS  .........................................    12 - 13

6.  EXHIBITS AND REPORTS ON FORM 8-K  .......................          14

PART I
Financial Information

Item 1.   Financial Statements

          CONSOLIDATED STAINLESS, INC.
             (DEBTOR-IN-POSSESSION)
                 BALANCE SHEETS
                   (UNAUDITED)



                                                    3/31/98      12/31/97
                                                    ---------------------
ASSETS
CURRENT:
  Cash and cash equivalents                         $ 35,535     $ 5,648
  Accounts receivable:
    Trade, less allowance for possible losses
     of $410,846 and $377,748                      4,156,666    6,074,981
    Other                                            116,981      175,229
  Inventories                                     14,734,878   17,434,164
  Prepaid expenses                                   209,394      326,151
  Deferred financing costs, less accumulated
    amortization $90,000 and $589,721                      -       79,167
  Notes receivable                                   261,075      254,294
  Deferred income taxes                              398,042      398,042
                                                  -----------------------
     TOTAL CURRENT ASSETS                         19,912,571   24,747,676

PROPERTY AND EQUIPMENT,  less
  accumulated depreciation and amortization       14,701,793   15,123,911

OTHER ASSETS:
  Due from stockholders                               48,864       48,388
  Other                                              277,135      240,531
                                                  ------------------------
   TOTAL OTHER ASSETS                                325,999      288,919

                                                  -------------------------
        TOTAL ASSETS                           $  34,940,363   $40,160,506
                                               ---------------------------
                                               ---------------------------



See the accompanying notes to the financial statements.

                         CONSOLIDATED STAINLESS, INC.
                            (DEBTOR-IN-POSSESSION)
                                BALANCE SHEETS
                                  (UNAUDITED)



                                                  3/31/98        12/31/97
                                                  -----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
   Accounts payable                                $   180,471     $ 70,897
   Professional fees payable                           427,991       47,707
   Book overdrafts                                     159,664       60,844
   Accrued expenses:
     Payroll and related taxes                         132,774       76,425
     Interest                                          127,461       79,526
     Other                                             131,311       20,850
                                                  --------------------------
        TOTAL CURRENT LIABILITIES                    1,159,672      356,249


LIABILITIES SUBJECT TO COMPROMISE                   34,346,091   37,967,664
                                                  --------------------------
    TOTAL LIABILITIES                               35,505,763   38,323,913

 COMMITMENTS AND CONTIGENCIES                               --            --

 STOCKHOLDERS'  EQUITY (DEFICIT):
   Preferred stock $.01 par - shares authorized
    2,000,000; none issued                                  --            --
   Common stock $.01 par - shares authorized
    15,000,000; issued and outstanding 4,610,329        46,103         46,103
   Additional paid-in capital                        8,064,636      8,064,636
   Deficit                                          (8,676,139)    (6,274,146)
                                                  ----------------------------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (565,400)     1,836,593

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT) $34,940,363    $40,160,506
                                                   ---------------------------
                                                   ---------------------------




          See the accompanying notes to the financial statements.

                          CONSOLIDATED STAINLESS, INC.
                             (DEBTOR-IN-POSSESSION)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                   Three Months Ended
                                                 3/31/98         3/31/97
                                                 ------------------------
SALES                                            $ 6,193,456   $13,371,684

COST OF SALES                                      5,711,114    11,945,608
                                                  ------------------------
      Gross profit                                   482,342     1,426,076

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       1,496,703     1,742,099
                                                  ------------------------
      Loss from operations                        (1,014,361)     (316,023)

OTHER INCOME (EXPENSES):
 Interest                                           (713,308)     (840,622)
 Other                                                79,054        13,492
                                                  ------------------------
                                                    (634,254)     (827,130)
                                                  ------------------------

      Loss before reorganization costs and
      taxes on income (benefit)                   (1,648,615)   (1,143,153)

REORGANIZATION COSTS                                 753,253           --
                                                  ------------------------
       Loss before taxes on income (benefit)      (2,401,868)   (1,143,153)

TAXES ON INCOME (BENEFIT)                                125      (366,316)
                                                  ------------------------

NET LOSS                                         $(2,401,993)    $(776,837)
                                                  ------------------------
                                                  ------------------------

BASIC LOSS PER SHARE                                  $(0.52)       $(0.17)
                                                  ------------------------
                                                  ------------------------

DILUTED LOSS PER SHARE                                $(0.52)       $(0.17)
                                                  ------------------------
                                                  ------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                       4,610,329     4,465,866
                                                   -----------------------
                                                   -----------------------



          See the accompanying notes to the financial statements.

                         CONSOLIDATED STAINLESS, INC.
                           (DEBTOR-IN-POSSESSION)
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                     Three Months Ended
                                                     3/31/98       3/31/97
                                                --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                          $(2,401,993) $ (776,837)
 Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
    Depreciation                                       421,481     401,907
    Amortization                                        79,167     103,953
    Loss (gain) on disposal of property and
      equipment                                            637      (4,247)
    Deferred income taxes                                   --    (365,809)
    Cash provided by (used for):
           Accounts receivable                       1,976,563  (2,080,170)
           Due from stockholders                          (476)     (6,360)
           Inventories                               2,699,286   1,169,485
           Refundable income taxes                          --      27,475
           Prepaid expenses                            116,757     (28,075)
           Accounts payable                            321,891   1,551,709
           Interest payable                            353,546     (89,896)
           Accruals                                    159,048    (153,908)
                                                     ----------------------
Net cash provided by (used for) operating activities 3,725,907    (250,773)
                                                     ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                         --    (210,067)
 Proceeds from the sale of property and equipment           --       4,247
 Increase in notes receivable                           (6,781)         --
 Increase in other assets                              (36,604)    (77,832)
                                                       --------------------
Net cash used for investing activities                 (43,385)   (283,652)
                                                       --------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in book overdrafts                98,820    (363,746)
  Net proceeds (repayments) under revolving line of
  credit                                            (3,751,455)  5,396,536
  Repayments of long-term debt                              --  (3,926,728)
  Repayments of capital lease obligations                   --    (212,131)
  Deferred financing costs                                  --    (166,858)
                                                     ---------------------
Net cash provided by (used for) financing
activities                                          (3,652,635)    727,073
                                                     ---------------------

Net increase in cash and cash equivalents               29,887     192,648

CASH AND CASH EQUIVALENTS, beginning of period           5,648     273,914
                                                     ---------------------
CASH AND CASH EQUIVALENTS, end of period              $ 35,535   $ 466,562
                                                     ---------------------
                                                     ---------------------



              See the accompanying notes to the financial statements.

                            CONSOLIDATED STAINLESS, INC.
                               (DEBTOR-IN-POSSESSION)

                           NOTES TO FINANCIAL STATEMENTS

NOTE 1  -  REORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. Note: A Form 10-K for the year ended December 31, 1997 has not been prepared at the current time, due to the excessive financial burden it would place on the Company. The accompanying financial statements have not been examined by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, to fairly report the Company's financial position and results of operations. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

On December 15, 1997, (the "Petition Date"), the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware. Management determined that filing the Chapter 11 petition would allow the Company the needed time and flexibility to restructure its operations and provide the time and protection necessary to restructure the Company's funding sources.

Since the Petition Date, the Company has continued in possession of its assets and, as debtor-in-possession, is authorized to operate and manage its business and enter into all transactions (including obtaining services, inventories and supplies) that it could have entered into in the ordinary course of business without approval of the Bankruptcy Court. A statutory Creditors' Committee has been appointed in the Chapter 11 case.

In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. For financial reporting purposes, those liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 filing have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the accompanying balance sheet (Note 2). Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as Debtor-in-Possession. Schedules have been filed by the Company with the Bankruptcy Court setting forth Its assets and liabilities as of the Petition Date as reflected in the Company's accounting records.
Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to a plan of reorganization and accordingly are not presently determinable.

Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases and employment contracts, subject to Bankruptcy Court approval. The Company will continue to analyze its executory contracts and may assume or reject additional contracts.

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, such realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities, which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, to maintain compliance with the Post-Petition Loan and Security Agreement and the ability to obtain sufficient financing sources to meet future obligations.

NOTE 2 - LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS

Liabilities subject to compromise under reorganization proceedings consist of the following:



                                        March 31, 1998 December 31, 1997
                                        -------------- -----------------
Priority debt:                            $  709,663         $    707,629
                                        -------------      --------------
                                        -------------      --------------
Secured liabilities:
  Borrowings under revolving
    credit facility                       13,487,255           17,238,710

  Mortgages, notes payable and
    capital lease obligations
    (including interest)
                                           9,270,524            9,054,795
                                          -----------         -----------
  Subtotal                                22,757,779           26,293,505
                                          -----------         -----------
                                          -----------         -----------

Unsecured liabilities:
  Trade and other payables
    (including interest)                   7,959,144            8,125,084

  Convertible subordinated debt
    (including interest)                   2,919,505            2,841,446
                                          -----------         -----------
  Subtotal                                10,878,649           10,966,530
                                          -----------         -----------
                                          -----------         -----------


Total liabilities subject to compromise   $34,346,091         $37,967,664
                                          -----------         -----------
                                          -----------         -----------


Any plan of reorganization ultimately approved by the Company's pre-petition creditors and shareholders and confirmed by the Bankruptcy Court may materially change the amounts and terms of these pre-petition liabilities. Such amounts are estimated as of March 31, 1998 and December 31, 1997, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional pre-petition liabilities. Such amounts, if any, will be recognized in the balance sheet as they are identified and become subject to reasonable estimation.


NOTE 3  - EARNINGS (LOSS) PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") for the period ended March 31, 1998.
SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic earnings per share is computed by dividing net income by the weighted average number of common
shares outstanding for the  period.   Diluted earnings per share is
computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. However, in the case of a loss per share, dilutive securities outstanding would be antidilutive and would therefore be excluded from the computation of diluted earnings per share.

The weighted average number of shares used to calculate basic earnings per share was 4,610,329 and 4,465,866 for the three months ended March 31, 1998 and 1997, respectively. Diluted earnings per share were the same as basic earnings per share.


NOTE 4  -  SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred long-term debt and capital lease obligations of $0 and $66,835 in connection with the purchase of property and equipment and during the three months ended March 31, 1998 and 1997, respectively.

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

The following factors could cause actual results to differ materially from historical results or those anticipated: failure to maintain adequate working capital financing; decisions made in the context of the Company's pending bankruptcy proceedings which are adverse to the Company; adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, raw material and other increased costs, customer delays or difficulties in the production of products, and other risks detailed from time to time in Consolidated Stainless, Inc.'s Securities and Exchange Commission filings.


Proceedings Under Chapter 11

On December 15, 1997, (the "Petition Date"), the Company commenced a reorganization case by filing a voluntary petition (the "Chapter 11 Petition") for relief under chapter 11 ("Chapter 11") of title 11 of the United States Code (as amended from time to time, the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), case number 97-2593 (JJF). Management determined that filing of the Chapter 11 Petition would allow the needed time and flexibility to restructure the Company's operations and provide the time and protection necessary to restructure the Company's funding sources.

Since the Petition Date, the Company has continued in possession of its assets and, as debtor-in-possession, is authorized to operate and manage its business and enter into all transactions (including obtaining services, inventories and supplies) that it could have entered into in the ordinary course of business without approval of the Bankruptcy Court. A statutory Creditors' Committee has been appointed in the Chapter 11 case.

Subsequent to the filing of the Chapter 11 Petition, the Company sought and obtained several orders from the Bankruptcy Court which were intended to stabilize its business. The most significant of these orders: (1) authorizing the Company to obtain secured post-petition financing ("DIP Financing Agreement"); (2) authorized payment of certain pre-petition liabilities, principally pre-petition wages and employee benefits; (3) authorizing the Company to reject the employment agreement of the Executive Vice President and Chief Financial Officer; (4) authorizing the Company to reject the lease of the non-residential real property located in Houston, Texas, thereby allowing the Company to reduce its administrative costs, by consolidating its warehouse needs to its facilities in Florida; (5) authorizing the Company to reject the lease of the non-residential real property located in Lombard, Illinois, and enter into a new lease strictly for a sales office in Addison, Illinois, thereby allowing the Company to reduce its administrative costs, by consolidating its warehouse needs to its facilities in Florida; (6) a bridge order extending the exclusive right to file a plan of reorganization pending consideration of the motion of the Bankruptcy Court.


The Company has developed a business plan with the implementation occurring in stages. This approach gives the Company the flexibility to make adjustments to the plan more efficiently. As a result of this business plan and the Company's internal investigation discovering that the Chief Executive Officer was involved in organizing two other stainless steel companies (unrelated to Consolidated Stainless, Inc.) subsequent to the Chapter 11 filing, the United States Trustee and the unsecured creditors' committee have made separate motions to the Bankruptcy Court for the appointment of a trustee (See Part II - Other Information).

The Company's financial statements have been prepared on a going concern basis, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, such realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities, which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to form a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, to maintain compliance with the DIP Financing Agreement and the ability to obtain sufficient financing sources to meet future obligations.


Results of Operations

Sales declined 53.7% to $6.2 million for the quarter ended March 31, 1998, compared with $13.4 million for the three months ended March 31, 1997.
This decrease was the result of the following factors: continued softening of demand in the stainless steel market, further declines in stainless steel prices, the sale of the Flow Components division effective November 1, 1997, and the Company's announcement of its December 15, 1997 bankruptcy filing.

Gross profit as a percentage of sales for the first quarter of 1998 decreased to 7.8%, as compared to 10.7% for the first quarter of 1997. This decrease is primarily due to a decline in the monthly production of stainless steel pipe and tubing, without a corresponding decline in overhead costs, resulting in higher per unit manufacturing costs compared with the corresponding period of the previous year. In order to minimize its operating losses, the Company reduced its manufacturing workforce to a skeleton crew in 1998, while it attempted to sell both its pipe and tube manufacturing facilities in Auburndale, Florida and Lakeland, Florida, respectively.

Selling, general and administrative expenses decreased 14.1% in the first three months of 1998 to $1.5 million, as compared with $1.7 million for the first three months of 1997 due primarily to a decline in payroll costs resulting from a cutback in compensation levels as well as a reduction in the workforce in 1998.

Interest expense decreased 15.1% for the first quarter of 1998 as compared with the first quarter in 1997. This was primarily due to a decrease in the Company's indebtedness as the Company began downsizing its operations through the sale of its Flow Components division and reductions in inventory throughout the Company.

Other income of $0.1 million, in the first three months of 1998, resulted primarily due to earnings from business interruption insurance.

Reorganization costs of $0.8 million were incurred in the first quarter of 1998 as the Company attempts to emerge from bankruptcy. Since the Chapter 11 filing occurred on December 15, 1997, no such costs were incurred for the three months ended March 31, 1997.

The Company did not receive an income tax benefit in the first quarter of 1998, compared with a $0.4 million benefit in the comparable period in 1997, despite a $2.4 million loss. In accordance with Financial Accounting Standards No. 109 "Accounting for Income Taxes", no further adjustment to the valuation reserve or increase in the Company's tax benefit is warranted as of March 31, 1998.

As a result of the foregoing factors, the net loss for the three months ended March 31, 1998 was $2.4 million, as compared with $0.8 million generated during the first quarter of 1997. This increased loss can be primarily attributed to a decline in sales, reorganization costs associated with the Chapter 11 filing, no income tax benefit for 1998 and higher per unit manufacturing costs as described above.


Liquidity and Capital Resources

In connection with the Chapter 11 filing, the Company entered into its DIP Financing Agreement with Mellon Bank, N.A. ("Mellon") on December 12, 1997. The DIP Financing Agreement was to expire on March 8, 1998, unless certain conditions were met by the Company. Although the Company did not meet all of the required conditions, Mellon exercised its right to extend the loan, per the DIP Financing Agreement, through June 1, 1998 (see below). Upon expiration of this agreement, a new loan agreement will need to be entered into with Mellon or some other lender. There is no guaranty that the Company will be able to obtain such renewed financing on terms satisfactory to the Company, or on any terms. The DIP Financing Agreement originally allowed for an initial maximum borrowing amount of $19.0 million which declined steadily to $15.0 million by June 1, 1998. The borrowing base under the DIP Financing Agreement is 85% of qualified accounts receivable and 65% of eligible inventory on pre-petition assets, and 80% of qualified accounts receivable and 60% of eligible inventory on post-petition assets with an initial over-advance of $2.75 million. Maximum advance limits are set, on a declining basis throughout the term of the loan, for inventory and the over-advance. The interest rate on the revolving line of credit under the DIP Financing

Agreement is a variable margin over the fluctuating prime rate of interest. Additionally, the DIP Financing Agreement contains certain negative covenants to be observed by the Company.

Borrowings under the DIP Financing Agreement are secured by all of the assets of the Company. Additionally, such borrowings are personally guaranteed up to $3.0 million in the aggregate by Harvey Adams, Chief Executive Officer, and Ronald Adams, President.

The First and Second Modifications to the DIP Financing Agreement were entered into on February 25, 1998 and March 4, 1998, respectively. These modifications amended the maximum advance limits for inventory and the over-advance.

On March 9, 1998, the Company entered into the Third Modification to the DIP Financing Agreement (the "Third Modification"). The maximum borrowing amount was changed by reducing it to $14.0 million by April 13, 1998. In addition to amending the maximum borrowing amount and maximum advance limits for inventory and the over-advance, the Third Modification extended the DIP Financing Agreement until April 10, 1998.

On April 13, 1998, the Company entered into the Fourth Modification to the DIP Financing Agreement (the "Fourth Modification"). In addition to amending the maximum advance limit for inventory, the Fourth Modification extended the DIP Financing Agreement until April 14, 1998. The Fourth Modification also stipulated that if a further modification to the DIP Financing Agreement were entered into by April 14, 1998, the DIP Financing Agreement would be extended to June 1, 1998.

On April 14, 1998, the Company entered into the Fifth Modification to the DIP Financing Agreement (the "Fifth Modification"). The maximum borrowing amount was changed by reducing it to $13.0 million by May 23, 1998. The advance rate percentages for accounts receivable and inventory remain unchanged from the original DIP Financing Agreement. In addition to amending the maximum borrowing amount and maximum advance limits for inventory and the overadvance, the Fifth Modification requires that the Texas, Illinois and Georgia distribution locations be closed no later than April 22, 1998, May 8, 1998 and May 15, 1998, respectively. The Fifth Modification further stipulates that as of May 31, 1998, Mellon shall have no obligations to advance for any operational costs associated with the manufacturing facilities.

The Company is in default of certain covenants included in the DIP Financing Agreement, such as its failure to achieve projected monthly sales. Accordingly, Mellon may exercise its rights and remedies under this agreement, including but not limited to, an immediate termination of the line of credit provided by Mellon, the cessation of any future advances under the line of credit, acceleration of all indebtedness due under the DIP Financing Agreement and foreclosure and taking possession of substantially all of the Company's assets. While Mellon has not at the present time chosen to seek such remedy, there is no guarantee that no such action will be taken in the future.

On May 6, 1998, approximately $12.6 million was outstanding under the line of credit owed to Mellon Bank.

                            Consolidated Stainless, Inc.
                               (Debtor-in-Possession)
                            Part II:  Other Information


Item 1.  Legal Proceedings

     Except as set forth below, there are no pending material proceedings of a material nature in which the Company is a party, or to which any of its respective properties are subject, which either individually or in the aggregate may have a material adverse effect on the results of operations or financial position of the Company.

     A petition was filed with the Equal Employment Opportunity Commission (the "EEOC") in Houston, Texas on December 10, 1997 in which Theresa K. Reich, a former employee of the Company, filed a charge of sexual discrimination. On that same day, Lynn Medley filed a petition with the EEOC in Houston, Texas in which Medley, a former employee of the Company, filed a charge of sexual discrimination. In both lawsuits, The EEOC has issued a no-action letter on the matter. Both plaintiffs are seeking compensatory and punitive damages with an unspecified amount of monetary relief.

     A motion was filed for relief from the automatic stay and/or for adequate protection on February 24, 1998 and served March 2, 1998 at the District Court of Delaware, by Phoenixcor, Inc. The amount at issue is approximately $200,000. The Bankruptcy Court has not yet scheduled this
matter for a hearing.   The plaintiff and the debtor have reached a
"standstill" agreement, pursuant to which Phoenixcor has agreed inter alia to continue its motion until at least August 1 of this year, in exchange for adequate protection payments from the debtor. The "standstill" is without prejudice to the debtor's defenses to the motion. The Company is in the process of documenting the "standstill" agreement.

     SouthTrust Bank, N.A. filed a complaint with the Florida State Court, State of Florida on December 4, 1997. This was a debt foreclosure action involving two promissory notes. SouthTrust Bank is seeking $1,699,658, the sum of both disputed notes, plus interest and legal fees in relief. Another action was filed by SouthTrust Bank with the 11th Circuit Court in Florida, for another debt foreclosure action, involving six promissory notes against both the Company and Ronald J. Adams. Mr. Adams is being sued personally on an alleged guaranty. The plaintiff is seeking close to $2,000,000, the sum of the six notes in dispute plus added interest and legal fees in relief. Both actions against the Company were stayed by operation of the Company's Chapter 11 filing.

     By motion papers dated April 23, 1998, the United States Trustee (the "Trustee") moved the Bankruptcy Court for appointment of a trustee to operate the business of the Company, or, in the alternative, for appointment of an examiner. The Trustee alleged that certain of the Company's officers, directors and employees have engaged in a course of conduct that constituted self-dealing and an usurpation of corporate opportunity, represented a conflict between a director's fiduciary duty to the shareholders and a director's self-interests and constituted a breach of duty and loyalty. The Trustee alleged, among other things, the following factual bases for the foregoing allegations: Harvey Adams breached his fiduciary duty by (i) forming two companies in apparent direct competition with the Company, (ii) issuing purchase orders on the Company's computers for approximately $700,000 of stainless steel products and (iii) using Company employees, equipment and transport to unload approximately 45,000 pounds of this product purchased through the newly formed companies at a Florida warehouse owned by him and thereafter to inspect the product.

  The motion is pending.

     By motion papers dated April 29, 1998, the Official Committee of Unsecured Creditors (the "Committee") in the Chapter 11 case also moved the Bankruptcy Court for appointment of a trustee to operate the Company's business. The Committee alleged two grounds for the motion: mismanagement of the Company and irregularities and improprieties on the part of Harvey and Ronald Adams, including alleged self-dealing, establishment of competing businesses, usurpation of corporate opportunities belonging to the Company, use of the Company's assets for personal gain and breach of fiduciary duty. The Committee alleged, among other things, the following factual bases for the foregoing allegations:

     (a) Management has made no legitimate progress in seeking a purchaser for the Company's manufacturing facilities.

     (b) The Company has experienced substantial losses since the filing of the Chapter 11 Petition, the Company's post-petition sales are significantly below projected levels and senior management (including Stephen Adams, brother of Harvey and Ronald Adams) continues to receive compensation and benefits at excessive levels in relation to the size of the Company and despite its financial difficulties.

     (c) The Committee alleged substantially the same improprieties as the Trustee regarding Harvey Adams forming two competing stainless steel companies and his placing purchase orders for $700,000 of stainless steel product.

     In addition, the Committee asserted that previously made reductions in compensation and benefits for the three Adams brothers in the aggregate of approximately 26% were inadequate, management's proposed business plan was unacceptable and that operation of the Company under the plan has shown continuing and increasing losses. The motion is pending.

Item 6.  Exhibits and reports on Form 8-K

(a)  Exhibits

      10.1 - Post-Petition Loan and Security Agreement dated as of December 12, 1997 with Mellon Bank, N.A.

      10.2 - First Modification to Post-Petition Loan and Security Agreement dated as of February 25, 1998 with Mellon Bank, N.A.

      10.3 - Second Modification to Post-Petition Loan and Security Agreement dated as of March 4, 1998 with Mellon Bank, N.A.

      10.4 - Third Modification to Post-Petition Loan and Security Agreement dated as of March 9, 1998 with Mellon Bank, N.A.

      10.5 - Fourth Modification to Post-Petition Loan and Security Agreement dated as of April 13, 1998 with Mellon Bank, N.A.

      10.6 - Fifth Modification to Post-Petition Loan and Security Agreement dated as of April 14, 1998 with Mellon Bank, N.A.

        27 - Financial Data Schedule

(b)  Form 8-K

          (1) The Company filed a Form 8-K dated March 10, 1998 in connection with its December 15, 1997 Chapter 11 filing and related debtor-in-possession financing. A press release had been issued announcing this event on December 16, 1997.


     (2) A requirement of the Chapter 11 filing is that monthly operating reports (Monthly Reports) be submitted to the United States Trustee and the Bankruptcy Court. On March 27, 1998 the Company filed those previously submitted Monthly Reports (i) for the period December 16 to December 31, 1997, (ii) for the month ending January 31, 1998, and (iii) for the month ending February 28, 1998 on Form 8-K.

                                     SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CONSOLIDATED STAINLESS, INC.
                                                   (Registrant)



Date:  May 12, 1998                         By: /s/Ronald J. Adams
                                                ------------------
                                                Ronald J. Adams
                                                President/Director