Form 10-Q
period 1998-06-30
CONSOLIDATED STAINLESS INC
filed 1998-08-14
CIK 909726

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

           Securities registered pursuant to Section 12(g) of the Act:
                               Title of each class
                               -------------------
                                  Common Stock
                                    Warrants

      Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES |_|      NO |X|

      As of August 7, 1998, Consolidated Stainless, Inc. had outstanding 4,610,329 shares of Common Stock, par value $.01 per share.

      Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court.

                               YES |_|      NO |X|

                                TABLE OF CONTENTS

Item                                                                    Page(s)

                                     Part I

                              Financial Information

1. FINANCIAL STATEMENTS

      Balance Sheets ................................................   1  -  2

      Statements of Operations ......................................      3

      Statements of Cash Flows ......................................      4

      Notes to Financial Statements .................................   5  -  7

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS ..............................   8  -  12

                                     Part II

                                Other Information


1. LEGAL PROCEEDINGS ................................................  13  -  15

2. OTHER INFORMATION ................................................     15

6. EXHIBITS AND REPORTS ON FORM 8-K .................................     16

                                     PART I
                              Financial Information

Item 1. Financial Statements

                          CONSOLIDATED STAINLESS, INC.
                             (DEBTOR-IN-POSSESSION)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                      6/30/98         12/31/97
                                                   ============================

ASSETS
CURRENT:
  Cash and cash equivalents                        $   208,578      $     5,648
  Accounts receivable:
    Trade, less allowance for possible losses
      of $444,596 and $377,748                       3,123,463        6,074,981
    Other                                               84,792          175,229
  Inventories                                       11,583,115       17,434,164
  Prepaid expenses                                     154,874          326,151
  Deferred financing costs, less accumulated
    amortization of $589,721                                --           79,167
  Notes receivable                                     267,931          254,294
  Deferred income taxes                                398,042          398,042
                                                   ----------------------------
    TOTAL CURRENT ASSETS                            15,820,795       24,747,676

PROPERTY AND EQUIPMENT, less
  accumulated depreciation and amortization         14,322,264       15,123,911

OTHER ASSETS:
  Due from stockholders                                 49,341           48,388
  Other                                                189,592          240,531
                                                   ----------------------------
    TOTAL OTHER ASSETS                                 238,933          288,919
                                                   ----------------------------
    TOTAL ASSETS                                   $30,381,992      $40,160,506
                                                   ============================

             See the accompanying notes to the financial statements.

                          CONSOLIDATED STAINLESS, INC.
                             (DEBTOR-IN-POSSESSION)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                            6/30/98           12/31/97
                                                         ===============================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
  Accounts payable                                       $    204,420       $     70,897
  Professional fees payable                                   753,715             47,707
  Book overdrafts                                             105,794             60,844
  Accrued expenses:
    Payroll and related taxes                                 204,912             76,425
    Interest                                                  100,980             79,526
    Other                                                     171,872             20,850
  Notes Payable                                                12,440                 --
                                                         -------------------------------
      TOTAL CURRENT LIABILITIES                             1,554,133            356,249

LIABILITIES SUBJECT TO COMPROMISE                          32,001,755         37,967,664
                                                         -------------------------------
      TOTAL LIABILITIES                                    33,555,888         38,323,913

COMMITMENTS AND CONTIGENCIES                                       --                 --

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock $.01 par - shares authorized
    2,000,000; none issued                                         --                 --
  Common stock $.01 par - shares authorized
    15,000,000; issued and outstanding 4,610,329               46,103             46,103
  Additional paid-in capital                                8,064,636          8,064,636
  Deficit                                                 (11,284,635)        (6,274,146)
                                                         -------------------------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (3,173,896)         1,836,593
                                                         -------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)       $ 30,381,992       $ 40,160,506
                                                         ===============================

             See the accompanying notes to the financial statements.

                          CONSOLIDATED STAINLESS, INC.
                             (DEBTOR-IN-POSSESSION)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended                     Six Months Ended
                                                      6/30/98          6/30/97             6/30/98            6/30/97
                                                   ==============================       ===============================
SALES                                              $ 4,880,380       $ 14,005,738       $ 11,073,836       $ 27,377,422

COST OF SALES                                        4,182,415         12,306,658          9,893,529         24,252,266
                                                   ------------------------------       -------------------------------
      Gross profit                                     697,965          1,699,080          1,180,307          3,125,156

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         1,250,647          1,837,178          2,747,350          3,579,277
                                                   ------------------------------       -------------------------------
      Loss from operations                            (552,682)          (138,098)        (1,567,043)          (454,121)

OTHER INCOME (EXPENSES):
  Interest                                            (628,652)          (875,533)        (1,341,960)        (1,716,155)
  Other                                                 11,063             45,556             90,117             59,048
                                                   ------------------------------       -------------------------------
                                                      (617,589)          (829,977)        (1,251,843)        (1,657,107)
                                                   ------------------------------       -------------------------------

      Loss before reorganization costs and
        taxes on income (benefit)                   (1,170,271)          (968,075)        (2,818,886)        (2,111,228)

REORGANIZATION COSTS                                 1,436,161                 --          2,189,414                 --
                                                   ------------------------------       -------------------------------
      Loss before taxes on income (benefit)         (2,606,432)          (968,075)        (5,008,300)        (2,111,228)

TAXES ON INCOME (BENEFIT)                                2,064           (308,984)             2,189           (675,300)
                                                   ------------------------------       -------------------------------
NET LOSS                                           $(2,608,496)      $   (659,091)      $ (5,010,489)      $ (1,435,928)
                                                   ==============================       ===============================

BASIC LOSS PER SHARE                               $     (0.57)      $      (0.15)      $      (1.09)      $      (0.32)
                                                   ==============================       ===============================
DILUTED LOSS PER SHARE                             $     (0.57)      $      (0.15)      $      (1.09)      $      (0.32)
                                                   ==============================       ===============================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                        4,610,329          4,473,804          4,610,329          4,469,857
                                                   ==============================       ===============================

             See the accompanying notes to the financial statements.

                          CONSOLIDATED STAINLESS, INC.
                             (DEBTOR-IN-POSSESSION)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six Months Ended
                                                                   6/30/98          6/30/97
                                                                -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(5,010,489)      $(1,435,928)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
      Depreciation                                                  801,010           810,690
      Amortization                                                   79,167           191,262
      Loss on disposal of property and equipment                        637            14,525
      Deferred income taxes                                              --          (675,593)
      Cash provided by (used for):
        Accounts receivable                                       3,041,955        (2,447,460)
        Due from stockholders                                          (953)           (9,251)
        Inventories                                               5,851,049          (798,220)
        Refundable income taxes                                          --            27,475
        Prepaid expenses                                            171,277          (323,422)
        Accounts payable                                            435,003         3,763,228
        Interest payable                                            627,304                --
        Accruals                                                    265,555           (61,429)
                                                                -----------------------------
Net cash provided by (used for) operating activities              6,261,515          (944,123)
                                                                -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     --          (483,103)
  Proceeds from the sale of property and equipment                       --           345,298
  Increase in notes receivable                                      (13,637)               --
  Increase in other assets                                           50,939           (86,225)
                                                                -----------------------------
Net cash provided by (used for) investing activities                 37,302          (224,030)
                                                                -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in book overdrafts                             44,950           (89,284)
  Proceeds from notes payable                                        12,440                --
  Net proceeds (repayments) under revolving line of credit       (6,067,598)        6,435,688
  Repayments of long-term debt                                      (55,216)       (4,185,641)
  Repayments of capital lease obligations                           (30,463)         (430,621)
  Deferred financing costs                                               --          (185,484)
                                                                -----------------------------
Net cash provided by (used for) financing activities             (6,095,887)        1,544,658
                                                                -----------------------------

Net increase in cash and cash equivalents                           202,930           376,505

CASH AND CASH EQUIVALENTS, beginning of period                        5,648           273,914
                                                                -----------------------------
CASH AND CASH EQUIVALENTS, end of period                        $   208,578       $   650,419
                                                                =============================


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

On December 15, 1997 (the "Petition Date"), the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware. Management determined that filing the Chapter 11 petition would allow the Company the needed time and flexibility to restructure its operations and provide the time and protection necessary to restructure the Company's funding sources.

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

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, such realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities, which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, to maintain compliance with the Post-Petition Loan and Security Agreement, its modifications and extensions (collectively, the "DIP Financing Agreement") and the ability to obtain sufficient financing sources to meet future obligations.

NOTE 2 - LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS

Liabilities subject to compromise under reorganization proceedings consist of the following:

                                           June 30, 1998       December 31, 1997
                                           -------------       -----------------

Priority debt (including interest):         $   721,172           $   707,629
                                            ===========           ===========

Secured liabilities:
     Borrowings under revolving
         credit facility                     11,171,112            17,238,710

     Mortgages, notes payable and
         capital lease obligations
         (including interest)
                                              9,232,675             9,054,795
                                            -----------           -----------
     Subtotal                                20,403,787            26,293,505
                                            ===========           ===========

Unsecured liabilities:
     Trade and other payables
         (including interest)                 7,875,887             8,125,084

     Convertible subordinated debt
         (including interest)                 3,000,909             2,841,446
                                            -----------           -----------
     Subtotal                                10,876,796            10,966,530
                                            ===========           ===========

Total liabilities subject to compromise     $32,001,755           $37,967,664
                                            ===========           ===========

Any plan of reorganization ultimately approved by the Company's pre-petition creditors and shareholders and confirmed by the Bankruptcy Court may materially change the amounts and terms of these pre-petition liabilities. Such amounts are estimated as of June 30, 1998 and December 31, 1997, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional pre-petition liabilities. Such amounts, if any, will be recognized in the balance sheet as they are identified and become subject to reasonable estimation.

NOTE 3 - EARNINGS (LOSS) PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") as of January 1, 1998. SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. However, in the case of a loss per share, dilutive securities outstanding would be antidilutive and would therefore be excluded from the computation of diluted earnings per share.

The weighted average number of shares used to calculate basic earnings per share was 4,610,329 and 4,473,804 for the three months ended June 30, 1998 and 1997, respectively, and 4,610,329 and 4,469,857 for the six months ended June 30, 1998 and 1997, respectively. Diluted earnings per share were the same as basic earnings per share.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred long-term debt and capital lease obligations of $0 and $66,835 in connection with the purchase of property and equipment during the six months ended June 30, 1998 and 1997, respectively.

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

Subsequent to the filing of the Chapter 11 Petition, the Company sought and obtained several orders from the Bankruptcy Court which were intended to stabilize its business. The most significant of these orders: (1) authorizing the Company to obtain secured post-petition financing through the Post-Petition Loan and Security Agreement, its modifications and extensions (collectively, the "DIP Financing Agreement"); (2) authorized payment of certain pre-petition liabilities, principally pre-petition wages and employee benefits; (3) authorizing the Company to reject the employment agreement of the Executive Vice President and Chief Financial Officer; (4) authorizing the Company to reject the lease of the non-residential real property located in Houston, Texas, thereby allowing the Company to reduce its administrative costs, by consolidating its warehouse needs to its facilities in Florida; (5) authorizing the Company to reject the lease of the non-residential real property located in Lombard, Illinois, and enter into a new lease strictly for a sales office in Addison, Illinois, thereby allowing the Company to reduce its administrative costs, by consolidating its warehouse needs to its facilities in Florida; (6) authorizing the appointment of Phoenix Management Services as the Company's turnaround management consultant and to assist in the development and the formulation of a Plan of Reorganization.

Due to the Creditors' Committee's dissatisfaction with the Company's initial business plan and the results of the Company's internal investigation in which it was discovered that the Company's Chief Executive Officer, on his own behalf, was involved in organizing two other stainless steel companies subsequent to the Chapter 11 filing, the United States Trustee and the unsecured creditors' committee had made separate motions to the Bankruptcy Court for the appointment of a Chapter 11 trustee. As a result of these motions, a global settlement was reached whereby an independent examiner would be engaged to perform an investigation limited to specific areas and a turnaround consultant would be retained as Co-Chief Executive Officer to assist in the operation and assessment of the Company's business operations (See Part II - Other Information, Item 1 - Legal Proceedings). Additionally, as a result of the Company's change in management, a new business plan is currently under development.

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

Results of Operations

Sales for the three months ended June 30, 1998 were $4.9 million, reflecting a 65.2% decrease from the comparable period in 1997. Sales for the six months ended June 30, 1998 were $11.1 million, resulting in a 59.6% decrease from the six months of 1997. These decreases can be attributed to the sale of the Flow Components division effective November 1, 1997, and the Company's announcement of its December 15, 1997 bankruptcy filing.

Gross profit as a percentage of sales for the second quarter of 1998 increased to 14.3%, as compared to 12.1% for the second quarter of 1997. However, for the six months ended June 30, 1998, gross profit as a percentage of sales decreased to 10.7% from 11.4% in the comparable period in 1997. These mixed results are primarily due to slight market fluctuations.

Selling, general and administrative expenses decreased 31.9% for the three months ended June 30, 1998 as compared with the same period in 1997 and decreased 23.2% for the six months ended June 30, 1998 relative to the comparable period in 1997. These decreases are due primarily to a decline in payroll and payroll related costs resulting from a cutback in compensation levels as well as a reduction in the workforce in 1998.

Interest expense decreased 28.2% for the second quarter of 1998 as compared with the second quarter in 1997. For the six months ended June 30, 1998 interest expense decreased 21.8% compared with the six months ended June 30, 1997. This was primarily due to a decrease in the Company's indebtedness as the Company began downsizing its operations through the sale of its Flow Components division and reductions in inventory throughout the Company.

Reorganization costs of $1.4 million were incurred in the second quarter of 1998 and $2.2 million for the six months ended June 30, 1998 as the Company attempts to emerge from bankruptcy. Since the Chapter 11 filing occurred on December 15, 1997, no such costs were incurred for the three months or six months ended June 30, 1997.

As a result of the foregoing factors, the net loss for the three months ended June 30, 1998 was $2.6 million, as compared with a $0.7 million net loss generated during the second quarter of 1997. The net loss for the six months ended June 30, 1998 was $5.0 million as compared to $1.4 million net loss for the comparable period in 1997. This increased loss can be primarily attributed to a decline in sales, reorganization costs associated with the Chapter 11 filing, and no income tax benefit for 1998.

Liquidity and Capital Resources

On May 29, 1998, the Company entered into the Extension and Modification to Post-Petition Loan and Security Agreement (the "Extension") with Mellon Bank, N.A. ("Mellon"). The maximum borrowing amount was changed by reducing it to $12.3 million from $13.0 million by June 15, 1998 per the Fifth Modification to Post-Petition Loan and Security Agreement dated April 16, 1998. The advance rate percentages for accounts receivable and inventory remain unchanged at 80% of qualified accounts receivable and 65% of eligible inventory on pre-petition assets, and 60% of eligible inventory on post-petition assets. In addition to amending the maximum borrowing amount and maximum advance limits for inventory and the over-advance, the Extension requires that the Texas and Illinois distribution locations be closed no later than May 31, 1998, rather than April 22, 1998 and May 8, 1998, respectively. As a result of these closures, the Company replaced its distribution facility in Illinois with a sales office in the Chicago area. Additionally, under the Extension, the Company is no longer required to close down its Georgia distribution facility. The Extension further stipulates that as of June 14, 1998, rather than the previously set date of May 31, 1998, Mellon shall have no obligations to advance for any operational costs associated with the manufacturing facilities. Finally, the Extension requires the Company to hire a crisis manager acceptable to Mellon to assist in management of the Company (see Part II - Other Information, Item 5 - Other Events). This Extension expired June 14, 1998.

On June 12, 1998, the Company entered into the Second Extension and Modification to Post-Petition Loan and Security Agreement (the "Second Extension") with Mellon Bank, N.A. ("Mellon"). The maximum borrowing amount was changed by reducing it to $11.8 million from $12.3 million by June 26, 1998. The advance rate percentages for accounts receivable and inventory remain unchanged. In addition to amending the maximum borrowing amount and maximum advance limits for inventory and the over-advance, the Second Extension stipulates that as of June 28, 1998, rather than the previously set date of June 14, 1998, Mellon shall have no obligations to advance for any operational costs associated with the manufacturing facilities. Additionally, the Second Extension requires that Vincent Colistra, of Phoenix Management Services, act as Co-Chief Executive Officer along with Ronald J. Adams (see Part II - Other Information , Item 5 - Other Events). Finally, the Second Extension requires if the Company fails to file a Chapter 11 Plan of Reorganization acceptable to Mellon by July 15, 1998, Mellon shall be permitted to file and solicit acceptances to its own Chapter 11 Plan. This Second Extension expired June 28, 1998.

On June 26, 1998, the Company entered into the Third Extension and Modification to Post-Petition Loan and Security Agreement (the "Third Extension") with Mellon Bank, N.A. ("Mellon"). The maximum borrowing amount was changed by reducing it to $11.0 million from $11.8 million by August 1, 1998. The advance rate percentages for accounts receivable and inventory remain unchanged. In addition to amending the maximum borrowing amount and maximum advance limits for inventory and the over-advance, the Third Extension stipulates that as of July 15, 1998, rather than the previously set date per the Second Extension of June 28, 1998, Mellon shall have no obligations to advance for any operational costs associated with the manufacturing facilities. Finally, the Third Extension requires if the Company fails to file a Chapter 11 Plan of Reorganization acceptable to Mellon by July 31, 1998, rather than the previously set date of July 15, 1998, Mellon shall be permitted to file and solicit acceptances to its own Chapter 11 Plan. This Third Extension expired July 31, 1998.

On July 31, 1998, the Company entered into the Fourth Extension and Modification to Post-Petition Loan and Security Agreement (the "Fourth Extension") with Mellon Bank, N.A. ("Mellon"). The maximum borrowing amount was changed by reducing it to $10.0 million from $11.0 million by August 28, 1998. The advance rate percentages for accounts receivable and inventory remain unchanged. In addition to amending the maximum borrowing amount and maximum advance limits for inventory and the over-advance, the Fourth Extension stipulates that as of August 31, 1998, rather than the previously set date per the Third Extension of July 15, 1998, Mellon shall have no obligations to advance for any operational costs associated with the manufacturing facilities. Finally, the Fourth Extension requires if the Company fails to file a Chapter 11 Plan of Reorganization acceptable to Mellon by August 17, 1998, rather than the previously set date per the Third Extension of July 31, 1998, Mellon shall be permitted to file and solicit acceptances to its own Chapter 11 Plan. This Fourth Extension expires August 31, 1998.

Upon expiration of this agreement, a new loan agreement will need to be entered into with Mellon or some other lender. There is no guaranty that the Company will be able to obtain such renewed financing on terms satisfactory to the Company, or on any terms.

Maximum advance limits are set, on a declining basis throughout the term of the DIP Financing Agreement, for inventory and the over-advance. The interest rate on this revolving line of credit facility is a variable margin over the fluctuating prime rate of interest. Additionally, the DIP Financing Agreement contains certain negative covenants to be observed by the Company.

Borrowings under the DIP Financing Agreement are secured by all of the assets of the Company. Additionally, such borrowings are personally guaranteed up to $3.0 million in the aggregate by Harvey Adams, former Chief Executive Officer, and Ronald Adams, current Co-Chief Executive Officer.

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

On August 7, 1998, approximately $10.3 million was outstanding under the line of credit owed to Mellon Bank.

                          Consolidated Stainless, Inc.
                             (Debtor-in-Possession)
                           Part II: Other Information

Item 1. Legal Proceedings

      Except as set forth below, there are no pending material proceedings of a material nature (exceeding ten percent of current assets or $1.58 million) in which the Company is a party, or to which any of its respective properties are subject, which either individually or in the aggregate may have a material adverse effect on the results of operations or financial position of the Company.

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

      Similarly, on February 17, 1998, SouthTrust Bank, N.A. filed a motion with the District Court of Delaware for relief from the automatic stay and/or for adequate protection for the eight promissory notes, discussed above, as well as two additional promissory notes. The amount at issue is approximately $4,000,000. A contested hearing was held on June 4, 1998 and was continued on June 18, 1998. Both parties are awaiting the Court's decision. Should the Court decide to lift the automatic stay, SouthTrust Bank may be entitled to pursue its remedies with respect to seeking the repossession of a substantial portion of the real and personal property used in the Company's manufacturing operations. This could result in a shut down of such operations and greatly impact the Company's business plan currently under development.

      A motion was filed for relief from the automatic stay and/or for adequate protection by SunTrust Bank, Central Florida, N.A. on February 17, 1998. The amount at issue is approximately $4,785,000. The plaintiff and the debtor have reached a "standstill" agreement, pursuant to which SunTrust Bank has agreed inter alia to forbear from pursuing the requested relief until approximately August 31, 1998, in exchange for adequate protection payments from the debtor.

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

      As a result of both the Trustee and the Committee motions stated above, a global settlement was reached which provided, among other things, that (1) an independent examiner would be engaged to perform an investigation limited to issues raised in the internal investigation report, review post-petition date insider transactions and post-petition date scrap sales, (2) a turnaround consultant would be retained as Co-Chief Executive Officer to assist in the operation and assessment of the Company's business operations, and (3) the Trustee and Committee motions would be dismissed.

Item 5 - Other Information

      On June 10, 1998, Harvey B. Adams ("H. Adams") resigned as Chairman of the Board, Chief Executive Officer and employee of Consolidated Stainless, Inc. (the "Company"). H. Adams's resignation was in response to a consensus of the Board of Directors, after considering among other things the position of the Official Committee of Unsecured Creditors of the Company (in connection with its pending bankruptcy proceedings) and Mellon Bank (the lender for the Company's current debtor-in-possession financing) as a necessary measure to assist the Company in its reorganization efforts.

      As part of the terms of his severance agreement, H. Adams will receive two months pay along with related benefits. In consideration for his severance pay,
H. Adams will not compete with the Company for 60 days nor solicit or employ any of the Company's employees for 120 days from the date of his resignation.

      Prior to H. Adams's resignation, Ronald J. Adams ("R. Adams") held the positions of President, Chief Operating Officer and Director of the Company. R. Adams has now become the Chairman of the Board and, along with Vince Colistra (turnaround consultant with Phoenix Management Services, Inc.), Co-Chief Executive Officer and Co-President. Additionally, R. Adams remains the Chief Operating Officer of the Company.

      In accordance with the Consulting Agreement dated June 3, 1998, effective June 15, 1998, between Phoenix Management Services, Inc. ("Phoenix") and the Company, Vince Colistra, along with R. Adams, will co-manage the day-to-day operations and oversee the future direction of the Company, during the interim period, as the Company attempts to emerge from Bankruptcy. In consideration for this service, the Company will compensate Phoenix based on hourly rates, but at a rate of no more than $6,250 per week plus expenses. In addition, the Company paid a $12,500 retainer, which will be returned at the time the assignment is complete or offset against any of the then outstanding invoices.

      On June 22, 1998, the Company expanded the scope of its original engagement with Phoenix to include the development and the formulation of a Plan of Reorganization. The fee for this additional service will be a total of $40,000 plus expenses for the work required over an eight week period, and hourly charges for any work required thereafter. It is anticipated that there will also be a fee, in an amount to be determined at a later date, payable to Phoenix if the Company successfully emerges from bankruptcy.

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

      10.1 - Extension and Modification to Post-Petition Loan and Security Agreement dated as of May 29, 1998 with Mellon Bank, N.A.

      10.2 - Second Extension and Modification to Post-Petition Loan and Security Agreement dated as of June 12, 1998 with Mellon Bank, N.A.

      10.3 - Third Extension and Modification to Post-Petition Loan and
             Security Agreement dated as of June 26, 1998 with Mellon Bank, N.A.

      10.4 - Fourth Extension and Modification to Post-Petition Loan and Security Agreement dated as of July 31, 1998 with Mellon Bank, N.A.

      10.5 - Letter of H. Adams's Resignation from Broad and Cassel to Proskauer Rose, LLP and Saul, Ewing, Remick & Saul, LLP dated June 10, 1998.

      10.6 - Consulting Agreement with Phoenix Management Services, Inc. dated June 3, 1998, effective June 15, 1998.

      10.7 - Expanded Consulting Agreement with Phoenix Management Services, Inc. dated June 22, 1998.

      27   - Financial Data Schedule


(b) Form 8 - K

      A requirement of the Chapter 11 filing is that monthly operating reports (Monthly Reports) be submitted to the United States Trustee and the Bankruptcy Court.

(1) On May 29, 1998, the Company filed those previously submitted Monthly Reports (i) for the month ending March 31, 1998, and (ii) for the month ending April 30, 1998 on Form 8-K.

(2) On August 14, 1998, the Company filed those previously submitted Monthly Reports (i) for the month ending May 31, 1998, and (ii) for the month ending June 30, 1998 on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CONSOLIDATED STAINLESS, INC.
                                                      (Registrant)


Date:  August 14, 1998                           By:/s/ -Ronald J. Adams
                                                    ------------------
                                                    Ronald J. Adams

                                                    Chairman of the Board
                                                    Co-Chief Executive Officer